Form 10-Q
period 2006-09-30
ALLIANCE BANCORP INC OF PENNSYLVANIA
filed 2006-12-19
CIK 1373079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐                              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the transition period from                     to

Commission No.:  001-33189

ALLIANCE BANCORP, INC. OF PENNSYLVANIA
(in organization)

(Exact name of registrant as specified in its charter)

United States	(to be requested)
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

541 Lawrence Road
Broomall, Pennsylvania	19008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (610) 353-2900

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐    No  ☒

Number of shares of common stock, $.01 par value, outstanding at the close of business on December 8, 2006: None*

*                    The registrant became subject to the filing requirements of Sections 13 and 15 (d) when its Form S-1 was declared effective by the Securities and Exchange Commission on November 13, 2006.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA
Index

ALLIANCE BANK AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands)

	September 30, 2006	December 31, 2005
ASSETS:
Cash and amounts due from depository institutions	$3,570	$1,903
Interest-bearing deposits with depository institutions	8,774	19,053
Total cash and cash equivalents	12,344	20,956

Investment securities available for sale	40,055	43,898
Mortgage-backed securities available for sale	45,793	48,362
Investment securities held to maturity - (fair value - 2006, $23,452; 2005, $28,978)	23,760	28,181
Loans receivable - net of allowance for loan losses - 2006, $2,708; 2005, $2,670	233,475	224,294
Accrued interest receivable	1,905	1,843
Premises and fixed assets - net	3,162	3,144
Other real estate owned (OREO)	—	1,795
Bank owned life insurance	10,013	9,739
Federal Home Loan Bank (FHLB) stock - at cost	2,554	2,738
Deferred tax asset	3,236	3,118
Prepaid expenses and other assets	2,033	967

TOTAL ASSETS	$378,330	$389,035

LIABILITIES AND STOCKHOLDERS’ EQUITY LIABILITIES:
Non-interest bearing deposits	$15,297	$18,089
Interest bearing deposits	280,973	279,621
Demand notes issued to the U.S. Treasury	641	319
FHLB Advances	42,175	52,182
Accrued expenses and other liabilities	4,918	4,697
Total liabilities	344,004	354,908

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized; 3,441,383 shares issued and outstanding	34	34
Additional paid-in capital	7,598	7,598
Retained earnings - partially restricted	28,594	28,406
Accumulated other comprehensive loss	(1,900)	(1,911)
Total stockholders’ equity	34,326	34,127

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$378,330	$389,035

See notes to unaudited condensed consolidated financial statements.

ALLIANCE BANK AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

INTEREST INCOME:
Interest and fees on loans	$4,043	$3,608	$11,432	$10,581
Mortgage-backed securities	541	462	1,668	1,323
Investment securities	807	768	2,440	2,492
Balances due from depository institutions	130	173	480	418
Total interest income	5,521	5,011	16,020	14,814

INTEREST EXPENSE:
Deposits	2,143	1,442	5,822	4,055
FHLB Advances and other borrowed money	709	813	2,310	2,428
Total interest expense	2,852	2,255	8,132	6,483

NET INTEREST INCOME	2,669	2,756	7,888	8,331

PROVISION FOR LOAN LOSSES	15	30	45	90

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,654	2,726	7,843	8,241

OTHER INCOME:
Service charges on deposit accounts	81	76	230	211
Management fees	120	114	360	342
Other fee income	33	38	111	136
Gain on sale of loans	3	18	10	44
Loss on sale of securities	—	—	—	(216)
Gain (loss) on sale of OREO	—	—	122	(12)
Increase in cash surrender value of life insurance	89	86	274	253
Other	1	—	1	1
Total other income	327	332	1,108	759

OTHER EXPENSES:
Salaries and employee benefits	1,403	1,645	4,412	5,223
Expenses of premises and fixed assets	484	445	1,403	1,356
Advertising and marketing	180	119	529	313
Professional fees	78	99	300	306
Loan and OREO expense	26	45	80	73
Provision for loss on OREO	—	—	—	12
Other noninterest expense	362	402	1,127	1,132
Total other expenses	2,533	2,755	7,851	8,415

INCOME BEFORE INCOME TAXES	448	303	1,100	585

INCOME TAX EXPENSE (BENEFIT)	30	(24)	(17)	(175)

NET INCOME	$418	$327	$1,117	$760

BASIC AND DILUTED EARNINGS PER SHARE	$0.12	$0.10	$0.32	$0.22

See notes to unaudited condensed consolidated financial statements.

ALLIANCE BANK AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(In thousands, except per share amounts)

			Retained		Accumulated
		Additional	Earnings -	Stock	Other	Total
	Common	Paid-in	Partially	Acquired by	Comprehensive	Stockholders’	Comprehensive
	Stock	Capital	Restricted	ESOP	Loss	Equity	Income (Loss)

Balance, January 1, 2005	$34	$7,536	$28,471	$(74)	$(921)	$35,046

Excess of fair value above cost of ESOP shares commited to be released		72				72

Principal payment on ESOP loan				56		56

Net income for period			760			760	$760

Dividends declared - $0.27 per share			(929)			(929)

Additional minimum liability for retirement plans - net of tax					(8)	(8)	(8)

Change in net unrealized loss on securities available for sale - net of tax					(704)	(704)	(704)

Balance, September 30, 2005	$34	$7,608	$28,302	$(18)	$(1,633)	$34,293	$48

Balance, January 1, 2006	$34	$7,598	$28,406	$—	$(1,911)	$34,127

Net income for period			1,117			1,117	$1,117

Dividends declared - $0.27 per share			(929)			(929)

Change in net unrealized loss on securities available for sale - net of tax					11	11	11

Balance, September 30, 2006	$34	$7,598	$28,594	$—	$(1,900)	$34,326	$1,128

See notes to unaudited condensed consolidated financial statements.

ALLIANCE BANK AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months
	Ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$1,117	$760
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	45	90
Depreciation and amortization	480	475
Provision for loss on OREO	—	12
Gain on sale of loans	(10)	(44)
Loss on sale of securities	—	216
Excess fair value above cost of ESOP shares	—	72
(Gain) loss on sale of OREO	(122)	12
Deferred tax benefit	(124)	(142)
Origination of loans held for sale	(1,565)	(6,676)
Loans sold in the secondary market	1,575	6,638
Changes in assets and liabilities which provided (used) cash:
Accrued expenses and other liabilities	220	1,034
Prepaid expenses and other assets	(1,341)	(679)
Accrued interest receivable	(62)	(7)
Net cash provided by operating activities	213	1,761

INVESTING ACTIVITIES:
Purchase of investment securities available for sale	(6,000)	(2,945)
Purchase of mortgage-backed securities available for sale	(5,091)	(18,144)
Purchase of investment securities held to maturity	(400)	(958)
Loans originated and acquired	(57,368)	(49,845)
Proceeds from maturities and calls of investment securities	14,525	5,314
Proceeds from sale of securities available for sale	—	14,780
Principal repayments of:
Loans	48,142	43,136
Mortgage-backed securities	7,817	8,197
Purchase of premises and equipment	(498)	(370)
Proceeds from sale of OREO	1,917	1,956
Redemption of FHLB stock	185	211
Net cash provided by investing activities	3,229	1,332

FINANCING ACTIVITIES:
Dividends paid	(929)	(929)
(Decrease) increase in deposits	(1,440)	4,196
Net increase (decrease) in:
Demand notes issued to the U.S. Treasury	323	723
FHLB Advances	(10,008)	(4,007)
Net cash used in financing activities	(12,054)	(17)

(DECREASE) INCREASE IN CASH EQUIVALENTS	(8,612)	3,076
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,956	22,137
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,344	$25,213

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (credited and paid)	$8,132	$6,483
Income taxes	130	235
Non-cash transfers of loans receivable to other real estate owned	—	637

See notes to unaudited condensed consolidated financial statements.

ALLIANCE BANK AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

     (1)    Business

Greater Delaware Valley Savings Bank, doing business as Alliance Bank (the “Bank”), is principally in the business of attracting deposits through its branch offices and investing those deposits together with funds from borrowings and operations in residential and commercial real estate, commercial business and consumer loans.  The Bank is primarily supervised by the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking.

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Bank include the accounts of Alliance Delaware Corporation and 541 Corporation, both wholly owned subsidiaries of the Bank.  Intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, in the opinion of management, all adjustments consisting of normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results which may be expected for the year ending December 31, 2006 or any other period.  The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Bank’s Annual Report to Stockholders for the year ended December 31, 2005.

Related Party Transactions

The Bank maintains a lease agreement with Greater Delaware Valley Holdings, a Mutual Company, the Bank’s mutual holding company (the “Holding Company”), for one of its office locations.  The initial lease term expires in September 2015 and the Bank has paid $10,500 and $31,500 for both the three and nine months ended September 30, 2006 and September 30, 2005.  In addition, the Bank maintains a management fee agreement with the Holding Company which provides for the sharing of certain public company related expenses.  Such expenses include salaries and benefits, insurance expenses, professional fees and directors fees.  The Bank has received management fees amounting to $120,000 and $360,000 for the three and nine months ended September 30, 2006, respectively, compared to $114,000 and $342,000 for both the three and nine months ended September 30, 2005.

Commitments and Contingencies

Standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount.  The maximum exposure related to these commitments at September 30, 2006 was $316,000 which was secured by cash, marketable securities, and real estate.

The Bank is involved in legal proceedings and litigation arising in the ordinary course of business. One such matter involves a number of related issues arising from a lending relationship with a certain borrower.  In March 2004, the borrower filed a Complaint against the Bank alleging that a certain deed in lieu of foreclosure held by the Bank in escrow had been wrongfully recorded.  In April of 2006, the Superior Court of Pennsylvania agreed with and upheld the lower court decision dismissing this complaint against the Bank. The Bank intends to continue to defend itself against any and all litigation concerning this borrower.  In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Bank’s consolidated financial statements.  However, there can be no assurance that any of the outstanding legal proceedings and litigation to which the Bank is a party will not be decided adversely to the Bank’s interests and have a material adverse effect on the consolidated financial statements.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 123, “Share-Based Payment,” to require the recognition of expenses related to share-based payment transactions, including employee stock option grants, based on the fair value of the equity instruments issued.  The Bank adopted SFAS No. 123(R) on January 1, 2006.  Accordingly, the Bank will recognize an expense over the required service period for any stock options granted, modified, cancelled, or repurchased after that date and for the portion of grants for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards.  Adoption of SFAS No. 123(R) did not have a material impact to its consolidated financial statements, since all outstanding options granted to date are fully vested.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections- a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the accounting and reporting requirements for a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle, as well as to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 and requires retrospective application to prior periods’ financial statements for most voluntary changes in an accounting principle, unless it is impracticable to do so. The adoption of SFAS No. 154 did not have a material impact to the Bank’s consolidated financial statements.

On December 19, 2005, the FASB issued FSP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk”. FSP 94-6-1 addresses whether, under existing guidance, non-traditional loan products represent a concentration of credit risk and what disclosures are required for entities that originate, hold, guarantee, service, or invest in loan products whose terms may give rise to a concentration of credit risk. Non-traditional loan products expose the originator, holder, investor, guarantor, or servicer to higher credit risk than traditional loan products. Typical features of non-traditional loan products may include high loan-to-value ratios and interest or principal repayments that are less than the repayments for fully amortizing loans of an equivalent term. FSP 94-6-1 was effective upon its issuance and it did not have a material impact on the Bank’s financial position or disclosures.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. This statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement resolves issues addressed in “Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets”. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Bank is still evaluating the impact of SFAS No. 155 but does not expect that the guidance will have a material effect on the Bank’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, an amendment of FASB Statement No. 140. This statement addresses the recognition and measurement of separately recognized servicing rights.  The statement clarifies when a servicing right should be separately recognized, requires servicing rights to be initially measured at fair value, and allows an entity to choose to subsequently measure its servicing rights at fair value.  The Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Bank does not expect that the guidance will have a material effect on the Bank’s financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Bank is currently evaluating the impact of this pronouncement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Bank is currently assessing the impact of this pronouncement.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of stockholders’ equity. Additional footnote disclosures will also be required. SFAS No. 158 is effective for the Bank in the fourth quarter of fiscal 2006. The Bank is currently assessing the impact of this pronouncement.

 (2)             Reorganization

On June 5, 2006, the Bank announced its decision to form a mid-tier stock holding company and to offer and sell additional shares. The Boards of Directors of the Bank and its majority shareholder, the Holding Company, adopted an Agreement and Plan of Reorganization (“Reorganization Plan”) and a Plan of Additional Stock Issuance (“Stock Plan”) pursuant to which (i) Alliance Bancorp, Inc. of Pennsylvania, a mid-tier stock holding company (“Alliance Bancorp”) will be formed; (ii) the issued and outstanding shares of common stock of the Bank will be exchanged for shares of common stock of Alliance Bancorp; and (iii) additional shares of Alliance Bancorp will be offered and sold to certain depositors of the Bank and others in accordance with the Stock Plan and applicable federal banking regulation. As part of the Reorganization Plan, the Holding Company will convert to a federal charter and change its name to Alliance Mutual Holding Company.

The Company filed a registration statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”) on August 23, 2006, which, as amended, was declared effective by the SEC on November 13, 2006 (File No. 333-136853).  The Company is in organization and has engaged in no operations to date; accordingly no financial statements of the Company have been included herein.  The unaudited financial statements herein are the financial statements of the Bank.

The costs associated with the stock offering will be deferred and will be deducted from the proceeds upon sale of the stock.  To date, no stock offering expenses have been expensed.  At September 30, 2006, $288,000 of costs had been incurred and deferred.  If the stock offering is unsuccessful, these costs will be expensed.

Item 2.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Bank’s profitability is highly dependent on its net interest income.  The components that drive net interest income are the amounts of interest-earning assets and interest-bearing liabilities along with rates earned or paid on such rate sensitive instruments.  The Bank manages interest rate exposure by attempting to match asset maturities with liability maturities.  In addition to managing interest rate exposure, the Bank also considers the credit risk, prepayment risk and extension risk of certain assets.  The Bank maintains asset quality by utilizing comprehensive loan underwriting standards and collection efforts as well as originating or purchasing primarily secured or guaranteed assets.

The Bank’s profitability is also affected by fee income, gain or loss on the sale of other real estate owned, general and administrative expenses, provisions for loan losses, other real estate owned and income taxes.

Critical Accounting Policies

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets or comprehensive income, are considered critical accounting policies.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will cover known and inherent losses in the loan portfolio, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on our commercial and residential loan portfolios and general amounts for historical loss experience. All of these estimates may be susceptible to significant change.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. Historically, our estimates of the allowance for loan loss have not required significant adjustments from management’s initial estimates. In addition, the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation, as an integral part of their examination processes, periodically review our allowance for loan losses. The Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

Income Taxes. We make estimates and judgments to calculate some of our tax liabilities and determine the recoverability of some of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. We also estimate a deferred tax asset valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective. Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision to our initial estimates.

In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including our past operating results, recent cumulative losses and our forecast of future taxable income. In determining future taxable income, we make assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business. Any reduction in estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

Other than Temporary Impairment of Securities.  The Bank is required to perform periodic reviews of individual securities in its investment portfolio to determine whether a decline in the fair value of a security is other than temporary.  A review of other-than-temporary impairment requires the Bank to make certain judgments regarding the nature of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery and the Bank’s intent and ability to hold the security.  Management evaluates securities for other than temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluations.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  If the decline in the market value of a security is determined to be other than temporary we would recognize the decline as a realized loss on the income statement.

Financial Condition

The Bank’s total assets decreased $10.7 million or 2.8% to $378.3 million at September 30, 2006 compared to $389.0 million at December 31, 2005.  The decrease was primarily due to an $8.6 million or 41.1% decrease in cash and cash equivalents, a $3.8 million or 8.8% decrease in investment securities available for sale, a $4.4 million or 15.7% decrease in investment securities held to maturity, a $2.6 million or 5.3% decrease in mortgage backed securities available for sale, and a $1.8 million decrease in other real estate owned (OREO), partially offset by a $9.2 million or 4.1% increase in loans receivable net of allowance.  The decrease in cash and cash equivalents was used to pay down a $10.0 million FHLB advance and to support loan growth.  The decrease in investment securities and mortgage-backed securities was the result of certain securities being called or having matured and the Bank not reinvesting in these instruments at this time.  The proceeds from these maturities and calls were used to fund loan growth.  At December 31, 2005, the Bank had approximately $1.8 million in OREO which primarily consisted of two properties.  In January and February of 2006, the Bank sold both of these properties and realized a $122,000 gain.  Total liabilities decreased $10.9 million or 3.1% to $344.0 million at September 30, 2006 compared to $354.9 million at December 31, 2005.  This decrease was due to a $10.0 million or 19.2% decrease in FHLB advances and a $2.8 million or 15.4% decrease in non-interest-bearing deposits.  Stockholders’ equity increased $199,000 to $34.3 million as of September 30, 2006 compared to $34.1 million at December 31, 2005. This increase was due to $1.1 million in net income for the nine months ended September 30, 2006 and an $11,000 decrease in net unrealized loss on securities available for sale offset by $929,000 in dividends declared and paid.

The Bank’s nonperforming assets, which consist of nonaccruing loans, accruing loans 90 days or more delinquent and other real estate owned (which includes real estate acquired through, or in lieu of, foreclosure) decreased to $2.0 million or 0.52% of total assets at September 30, 2006 from $3.7  million or 0.96% of total assets at December 31, 2005.  At September 30, 2006, the Bank’s $2.0 million of nonperforming assets consisted of $793,000 of accruing loans 90 days or more delinquent and $1.2 million of nonaccrual loans.  The decrease in nonperforming assets was primarily due to a $1.8 million decrease in OREO, partially offset by a $14,000 increase in nonperforming loans.  During the nine months ended September 30, 2006, the Bank sold two commercial real estate properties, which at December 31, 2005 were recorded at $1.8 million.  The larger of these two properties was sold and settled in January of 2006 and the Bank realized a gain of approximately $100,000.  The other property was sold and settled in February of 2006 and the Bank realized a loss of approximately $3,000.  In June of 2006 the Bank recognized an additional gain of $25,000 related to these properties.  At September 30, 2006, nonperforming loans consisted of one commercial real estate loan that totaled $288,000, eight single family real estate loans that totaled $1.7 million and $12,000 in consumer and other loans.  The Bank’s management continues to aggressively pursue the collection and resolution of all delinquent loans.

At September 30, 2006, the Bank’s allowance for loan losses amounted to $2.71 million compared to $2.67 million at December 31, 2005.  The small increase in the Bank’s allowance for loan losses at September 30, 2006 compared to December 31, 2005 was due to $45,000 in provisions to maintain the allowance for loan losses at a level management believes,  to the best of its knowledge, covers all known and inherent risk of loss in the loan portfolio.  In assessing risk, management considers historical experience, volume and composition of lending conducted by the Bank, industry standards, status of nonperforming loans, general economic conditions as they relate to the market area and other factors related to the collectibility of the Bank’s loan portfolio.  At September 30, 2006, the Bank’s allowance for loan losses amounted to 138.6% of nonperforming loans and 1.15% of total loans receivable, as compared to 137.6% and 1.18%, respectively, at December 31, 2005.

The Bank believes that the allowance for losses was at a level covering the known and inherent losses in the loan portfolio that were both probable and reasonably estimated at September 30, 2006 based upon the facts and circumstances known at that date.  No assurance can be made that additional provisions may not be needed in future periods, which could adversely affect results of operations.

Results of Operations

General.  The Bank recorded net income of $418,000 or $0.12 per diluted share for the three months ended September 30, 2006 as compared to $327,000 or $0.10 per diluted share for the same period in 2005.  The $91,000 or 27.8% increase in net income was primarily due to an increase in other income and a decrease in other expense.  These items were partially offset by a decrease in net interest income.

For the nine months ended September 30, 2006, net income amounted to $1.1 million or $0.32 per diluted share as compared to $760,000 or $0.22 per diluted share for the same period in 2005.  The $357,000 or 47.0% increase in net income was primarily due to an increase in other income and a decrease in other expense.  These items were partially offset by a decrease in net interest income.

Net Interest Income.  Net interest income is determined by the Bank’s interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income decreased $87,000 or 3.2% during the three months ended September 30, 2006 as compared to the same period in 2005.  This decrease was primarily due to an increase in interest rates paid on customer deposits partially offset by an increase in yields earned on mortgage-backed securities, investment securities and balances due from depository institutions.  As a result, the Bank’s interest rate spread decreased 12 basis points from 2.76% to 2.64% as the yield on interest-earning assets increased 61 basis points from 5.51% to 6.12% and the cost of interest-bearing liabilities increased 73 basis points from 2.75% to 3.48%.

For the nine months ended September 30, 2006, net interest income decreased $443,000 or 5.3% as compared to the same period in 2005.  This decrease was primarily due to an increase in interest rates paid on customer deposits partially offset by an increase in yields earned on mortgage-backed securities, investment securities and balances due from depository institutions.  As a result, the Bank’s interest rate spread decreased 23 basis points from 2.78% to 2.55% as the yield on interest-earning assets increased 43 basis points from 5.39% to 5.82% and the cost of interest-bearing liabilities increased 66 basis points from 2.61% to 3.27%.

Based on the current market interest rate environment and increased competition, management anticipates continued pressure on the Bank’s interest rate spread for the fourth quarter of 2006 which may further negatively impact net interest income.

Interest Income.  Interest income for the three months ended September 30, 2006 increased $510,000 or 10.2% to $5.5 million compared to the same period in 2005.  Interest income for the nine months ended September 30, 2006 increased $1.2 million or 8.1% to $16.0 million compared to the same period in 2005.  For the three month period, the increase was primarily attributable to higher amounts of interest income from the loan portfolio, mortgage-backed securities, and investment securities, partially offset by a decrease in interest income on balances due from depository institutions. For the nine month period, the increase was primarily attributable to higher amounts of interest income from the loan portfolio, mortgage-backed securities, and balances due from depository institutions, partially offset by a decrease in interest income on investment securities.

For the three and nine month periods ended September 30, 2006, interest income from the loan portfolio increased $435,000 or 12.0% and $851,000 or 8.0%, respectively.  For the three month period, the increase was attributable to a $16.0 million or 7.3% increase in the average balance of loans outstanding and a 29 basis point increase in the yield earned.  For the nine month period, the increase was attributable to a $13.6 million or 6.3% increase in the average balance of loans outstanding and an 11 basis point increase in the yield earned.  The increase in the average balances of loans for both periods can be attributed to the Banks ongoing efforts to increase its loan portfolio.

For the three and nine month periods ended September 30, 2006, interest income on mortgage-backed securities increased $79,000 or 17.1% and $345,000 or 26.0%, respectively.  For the three month period, the increase was due to a $4.0 million or 9.3% increase in the average balance of mortgage-backed securities and a 31 basis point or 7.2% increase in the yield earned.  For the nine month period, the increase was due to a $7.5 million or 18.6% increase in the average balance of mortgage-backed securities and a 27 basis point or 6.2% increase in the yield earned.

For the three and nine month periods ended September 30, 2006, interest income on investment securities increased $39,000 or 5.1% and decreased $52,000 or 2.1%, respectively.  For the three month period, the increase was due to an 84 basis point or 21.4% increase in the average rate earned on investment securities, partially offset by a $10.6 million or 13.5% decrease in the average investment securities.  For the nine month period, the decrease was due to a $13.4 million or 15.4% decrease in the average balance of investment securities, partially offset by a 60 basis point or 15.7% increase in the average rate earned.  The decrease in the average balance in both periods can be attributable to the Banks decision to reinvest the cash flows from the investment portfolio in loans.

For the three and nine month periods ended September 30, 2006, interest income on balances due from depository institutions decreased $43,000 or 24.9% and increased $62,000 or 14.8%, respectively.  For the three month period, the decrease was attributed to a $12.6 million or 53.2% decrease in the average balances due from depository institutions, partially offset by a 178 basis point or 60.8% increase in the average rate earned on balances due from depository institutions.  For the nine month period, the increase was attributed to a 170 basis point or 68.4% increase in the average rate earned on balances due from depository institutions, partially offset by a $7.1 million or 31.7% decrease in the average balance of balances due from depository institutions.

The decrease in average balance of balances due from depository institutions was primarily due to the use of the funds to repay a $10.0 million dollar advance from the FHLB in July of 2006.

Throughout 2005 and the first nine months of 2006, the increases implemented by the Federal Reserve Bank in the federal funds rate caused upward movement in short term market rates but has had minimal impact on longer term market rates.  As a result, the loan portfolio, which generally has a longer average life, has experienced a minimal increase in the yield earned while the investment portfolio, which generally has a shorter average life, has seen a more prominent increase in yields earned.

Interest Expense.  Interest expense increased $597,000 or 26.5% to $2.9 million for the three months ended September 30, 2006 as compared to the same period in 2005.  This increase was primarily due to a $701,000 or 48.6% increase in interest expense on deposits, partially offset by a $104,000 or 12.8% decrease in interest expense on FHLB balances and other borrowed money.  The increase in interest expense on deposits was due to a 93 basis point or 44.5% increase in the average rate paid on deposits combined with a $7.5 million or 2.7% increase in the average balance outstanding.  The increase in the average rate paid on deposits was primarily due to the continued increases in market interest rates by the Federal Reserve Board.

Interest expense increased $1.6 million or 25.4% to $8.1 million for the nine months ended September 30, 2006 as compared to the same period in 2005.  This increase was primarily due to a $1.8 million or 43.6% increase in interest expense on deposits, partially offset by an $118,000 or 4.8% decrease in interest expense on FHLB balances and other borrowed money.  The increase in interest expense on deposits was due to an 80 basis point or 41.1% increase in the average rate paid on deposits combined with a $4.4 million or 1.6% increase in the average balance outstanding.  The increase in the average rate paid on deposits was due to the continued increases in market interest rates by the Federal Reserve Board.

Provision for Loan Losses.  The Bank’s provision for loan losses amounted to $15,000 and $45,000 for the three and nine months ended September 30, 2006 compared to $30,000 and $90,000 for the comparable periods in 2005.  Such provisions were primarily to maintain the allowance for loan losses at a level management believes, to the best of its knowledge, covers all known and inherent risk of loss in the loan portfolio.  In assessing risk, management considers historical experience, volume and composition of lending conducted by the Bank, industry standards, status of nonperforming loans, general economic conditions as they relate to the market area and other factors related to the collectibility of the Bank’s loan portfolio.

Other Income.  Other income decreased $5,000 or 1.4% to $327,000 for the three months ended September 30, 2006 as compared to the same period in 2005.  For the nine months ended September 30, 2006, other income increased $349,000 or 46.0% to $1.1 million as compared to the same period in 2005.  During the quarter ended June 30, 2005, the Bank sold $12.0 million of U.S. Government agency available-for-sale securities and realized a $205,000 loss on sale.  These securities were sold to reduce interest rate risk, improve cash flows and increase interest income primarily through the reinvestment of funds into commercial loans and, to a lesser extent, mortgage-backed securities.  The Bank did not experience a similar loss during the 2006 period.  In addition, during the nine months ended September 30, 2006, the Bank recognized a gain on sale of other real estate owned of $122,000 compared to a $12,000 loss for the comparable period in 2005.

Other Expenses. Other expenses decreased $222,000 or 8.1% to $2.5 million for the three months ended September 30, 2006 compared to the same period in 2005.  For the nine months ended September 30, 2006, other expenses decreased $564,000 or 6.7% to $7.9 million as compared to the same period in 2005.  For the three month period, the decrease was primarily due to a $242,000 or 14.7% decrease in salary and employee benefits, a $21,000 or 21.2% decrease in professional fees, a $19,000 decrease in loan and OREO expense, and a $12,000 provision for loss on OREO taken in 2005 compared to no provision for loss on OREO taken in 2006.  The decrease was partially offset by an increase of $39,000 or 8.7% in expenses of premises and fixed assets and a $61,000 or 51.1% increase in advertising and marketing expense. For the nine month period, the decrease was primarily due to a $811,000 or 15.5% decrease in salary and employee benefits and a $12,000 provision for loss on OREO taken in 2005 compared to no provision for loss on OREO taken in 2006.  The decrease was partially offset by an increase of $47,000 or 3.5% in expenses of premises and fixed assets and a $216,000 or 69.0% increase in advertising and marketing expense.

The decrease in salaries and benefits expense was primarily attributed to post-retirement benefits and additional pension expense of $86,000 and $570,000 for the three and nine months ended September 30, 2005, respectively, that was due to the retirement of the Bank’s previous CEO in April 2005 and two other senior officers later that year.  The decrease in provision for OREO was due to a $12,000 writedown taken in June 2005 as compared to no writedown taken in 2006 on certain real estate owned properties. The increase in advertising and marketing expense can be attributed to the Bank’s increased efforts to promote its products and services.

Income Tax Expense (Benefit). Income tax expense (benefit) amounted to $30,000 and $(24,000) for the three months ended September 30, 2006 and 2005, respectively.  For the nine months ended September 30, 2006 and 2005, income tax expense (benefit) amounted to $(17,000) and $(175,000), respectively.  The changes in income taxes were primarily due to the higher levels of pretax income for the three and nine months ended September 30, 2006 as compared to the same periods in 2005.  The low level of income tax expense for the three months ended September 30, 2006 and the income tax benefit for the nine months ended September 30, 2006 and the three and nine month periods ended September 30, 2005 was primarily due to tax-exempt income from Bank-owned life insurance and certain tax-exempt securities purchased by the Bank.

Liquidity and Capital Resources

The Bank’s liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The Bank’s primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations.  Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition.  The Bank attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors.  Any excess funds are invested in overnight and other short-term interest-earning accounts.  The Bank generates cash flow through the retail deposit market, its traditional funding source, for use in investing activities.  In addition, the Bank may utilize borrowings such as Federal Home Loan Bank advances for liquidity or profit enhancement.  At September 30, 2006, the Bank had $42.2 million of outstanding advances and approximately $95.2 million of additional borrowing capacity from the FHLB of Pittsburgh.  Further, the Bank has access to the Federal Reserve Bank discount window.  At September 30, 2006, the Bank had no such funds outstanding.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Bank.  At September 30, 2006, the total approved loan commitments outstanding amounted to $16.0 million.  At the same date, commitments under unused lines of credit amounted to $19.2 million.  Certificates of deposit scheduled to mature in one year or less at September 30, 2006 totaled $149.2 million.  Management believes that a significant portion of maturing deposits will remain with the Bank.  Investment and mortgage-backed securities totaled $109.6 million at September 30, 2006, of which $49.5 million are scheduled to mature or reprice in one year or less.  For the quarter ended September 30, 2006, there were no material changes in contractual obligations that were outside of the ordinary course of business.  The Bank anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

The following table shows the fair value and unrealized losses on investments, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2006.

	Less than 12 Months		12 Months or Longer
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
Securities Available for Sale
U.S. Government obligations	$5,995	$5	$11,831	$167
Investment in mutual funds	—	—	19,229	773
Mortgage-backed securities	11,572	45	30,407	1,011

Total securities available for sale	$17,567	$50	$61,467	$1,951

Securities Held to Maturity
Municipal obligations	$397	$4	$1,984	$26

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  At September 30, 2006 securities in a gross unrealized loss position for twelve months or longer consist of 53 securities. Management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. Mutual funds in an unrealized loss position for 12 months or longer consist of funds primarily invested in asset-backed securities. The Bank has the ability and intent to hold these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of September 30, 2006 represents an other-than-temporary impairment.

Regulatory Capital Requirements

The following table summarizes the Bank’s total stockholders’ equity, FDIC regulatory capital, total FDIC risk-based assets, leverage and risk-based regulatory ratios at September 30, 2006.

September 30, 2006
(Dollars in Thousands)
Total stockholders’ equity or GAAP capital	$34,326
Less: FDIC adjustment for securities available-for-sale	(770)
FDIC leverage capital	35,096
Plus: FDIC tier 2 capital (1)	2,708
Total FDIC risk-based capital	$37,804

FDIC quarterly average total assets for leverage ratio	$384,649
FDIC net risk-weighted assets	242,544

FDIC leverage capital ratio	9.1%
Minimum requirement (2)	3.0% to 5.0%

FDIC risk-based capital — tier 1	14.5%
Minimum requirement	4.0%

FDIC actual capital (tier 1 & 2)	15.6%
Minimum requirement	8.0%

(1)             Tier 2 capital consists entirely of the allowable portion of the allowance for loan losses, which is limited to 1.25% of total risk-weighted assets as detailed under regulations of the FDIC.

(2)             The FDIC has indicated that most highly rated institutions, which meet certain criteria, will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional cushion of 100 to 200 basis points.  As of September 30, 2006, the Bank had not been advised of any additional requirements in this regard.

Impact of Inflation and Changing Prices

The unaudited condensed consolidated financial statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.  Unlike most industrial companies, virtually all of the Bank’s assets and liabilities are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than does the effect of inflation.

Forward-Looking Statements

This report contains certain forward-looking statements and information relating to the Bank that are based on the beliefs of management as well as assumptions made by and information currently available to management.  In addition, in those and other portions of this document, the words “anticipate,” “believe,” “estimate,” “except,” “intend,” “should” and similar expressions, or the negative thereof, as they relate to the Bank or the Bank’s management, are intended to identify forward-looking statements.  Such statements reflect the current views of the Bank with respect to future looking events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Bank does not intend to update these forward-looking statements.

Item 3.                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Bank’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank’s portfolio equity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Alliance Bancorp’s Registration Statement.  There has been no material change in the Bank’s asset and liability position or the market value of the Bank’s portfolio equity since June 30, 2006.

Item 4.            CONTROLS AND PROCEDURES

The Bank’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Bank’s disclosure controls and procedures are designed to ensure that financial information required to be disclosed by the Bank in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

The Bank is involved in legal proceedings and litigation arising in the ordinary course of business. One such matter involves a number of related issues arising from a lending relationship with a certain borrower.  In March 2004, the borrower filed a Complaint against the Bank alleging that a certain deed in lieu of foreclosure held by the Bank in escrow had been wrongfully recorded.  In April of 2006, the Superior Court of Pennsylvania agreed with and upheld the lower court decision dismissing this complaint against the bank. The Bank intends to continue to defend itself against any and all litigation concerning this borrower.  In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Bank’s consolidated financial statements.  However, there can be no assurance that any of the outstanding legal proceedings and litigation to which the Bank is a party will not be decided adversely to the Bank’s interests and have a material adverse effect on the consolidated financial statements.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in Alliance Bancorp’s Registration Statement on Form S-1, filed on August 23, 2006, with the SEC (File No. 333-136853).

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

On June 5, 2006, the Bank announced its decision to form a mid-tier stock holding company and to offer and sell additional shares. The Boards of Directors of the Bank and its majority shareholder, Greater Delaware Valley Holdings, A Mutual Holding Company (the “Mutual Holding Company”) adopted an Agreement and Plan of Reorganization (“Reorganization Plan”) and a Plan of Additional Stock Issuance (“Stock Plan”) pursuant to which (i) Alliance Bancorp, Inc. of Pennsylvania, a mid-tier stock holding company (“Alliance Bancorp”) will be formed; (ii) the issued and outstanding shares of common stock of the Bank will be exchanged for shares of common stock of Alliance Bancorp; and (iii) additional shares of Alliance Bancorp will be offered and sold to certain depositors of the Bank and others in accordance with the Stock Plan, and applicable federal banking regulation. As part of the Reorganization Plan, the Mutual Holding Company will convert to a federal charter and change its name to Alliance Mutual Holding Company.

The transactions contemplated by the Reorganization Plan are subject to approval of the Bank’s shareholders and regulatory agencies. Alliance Bancorp filed a registration statement with the Securities and Exchange Commission (“SEC”) with respect to the stock offering on August 23, 2006, which, as amended, was declared effective by the SEC on November 13, 2006 (File No. 333-136853). The offering was also approved by the Office of Thrift Supervision on November 13, 2006. Proxy and offering materials setting forth detailed information relating to the Reorganization Plan and Stock Plan has been sent to shareholders of the Bank for their consideration at a special meeting held on December 15, 2006. The Bank anticipates completing the transactions early in the first quarter of the 2007 calendar year.  The costs associated with the stock offering will be deferred and will be deducted from the proceeds upon sale of the stock.  To date, no stock offering expenses has been expensed.  At September 30, 2006, $288,000 of costs had been incurred and deferred.  If the stock offering is unsuccessful these costs will be expensed.

Item 6.  Exhibits

(a)          The following exhibits are filed herewith:

Ex. No.	Description

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

(b)         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA (in organization)

Date: December 18, 2006	By: /s/ Dennis D. Cirucci
Dennis D. Cirucci, President
and Chief Executive Officer

Date: December 18, 2006	By: /s/ Peter J. Meier
Peter J. Meier, Executive Vice President
and Chief Financial Officer