Form 10-K
period 2006-12-31
ALLIANCE BANCORP INC OF PENNSYLVANIA
filed 2007-04-02
CIK 1373079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No.:  001-33189

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

(Exact name of registrant as specified in its charter)

Pennsylvania	56-2637804
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

541 Lawrence Road	19008
Broomall, Pennsylvania	(Zip Code)
(Address)

Registrant’s telephone number, including area code:  (610) 353-2900

Securities registered pursuant to Section 12(b) of the Act:

Common Stock (par value $0.01 per share)	Nasdaq Global Market
Title of Class	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate  by  check  mark if the  Registrant  is not  required  to file  reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  Registrant was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained,  to the best  of  the  Registrant’s   knowledge,  in  definitive  proxy  or  information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of March 16, 2007, the aggregate value of the 2,960,276 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 3,973,750 shares held by the Registrant’s mutual holding company, Alliance Mutual Holding Company, and 290,974 shares held by all directors and officers of the Registrant and the Registrant’s Employee Stock Ownership Plan (“ESOP”) as a group, was approximately $27.2 million.  This figure is based on the last known trade price of $9.20 per share of the Registrant’s Common Stock on March 16, 2007.  Although directors and officers and the ESOP were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

The number of shares outstanding of Common Stock of the Registrant as of March 28, 2007, was 7,225,000.

DOCUMENTS INCORPORATED BY REFERENCE

(1)                                  Portions of the Annual Report to Stockholders for the year ended December 31, 2006 are incorporated into Part II.

(2)                                  Portions of the definitive proxy statement for the 2006 Annual Meeting of Stockholders are incorporated into Part III.

PART I

Item 1.  Business

General

Alliance Bank (“Alliance Bank” or the “Bank”) is a community oriented savings bank headquartered in Broomall, Pennsylvania.  We operate a total of nine banking offices located in Delaware and Chester Counties, which are suburbs of Philadelphia.  Our primary business consists of attracting deposits from the general public and using those funds, together with funds we borrow, to originate loans to our customers and invest in securities such as U.S. Government and agency securities, mortgage-backed securities and municipal obligations.  At December 31, 2006, we had $410.4 million of total assets, $333.8 million of total deposits and stockholders’ equity of $33.5 million.

On January 30, 2007, the Bank completed its reorganization to a mid-tier holding company structure and the sale by the mid-tier company, Alliance Bancorp, Inc. of Pennsylvania (“Alliance Bancorp” or the “Company”) of shares of its common stock.  In the reorganization and offering, the Company sold 1,807,339 shares of common stock at a purchase price of $10.00 per share and issued 5,417,661 shares of common stock in exchange for former outstanding shares of Alliance Bank.  Each share of the Bank’s common stock was converted into 2.09945 shares of the Company.  The offering resulted in approximately $16.5 million in net proceeds.  Since Alliance Bancorp had no operations as of December 31, 2006, the discussion in this Item 1 covers the Bank, not the Company.

The Bank is primarily engaged in attracting deposits from the general public through its branch offices and using such deposits primarily to (i) originate and purchase loans secured by first liens on single-family (one-to-four units) residential and commercial real estate properties and (ii) invest in securities issued by the United States (“U.S.”) Government and agencies thereof, municipal and corporate debt securities and certain mutual funds.  The Bank derives its income principally from interest earned on loans, mortgage-backed securities and investments and, to a lesser extent, from fees received in connection with the origination of loans and for other services.  The Bank’s primary expenses are interest expense on deposits and borrowings and general operating expenses.  Funds for activities are provided primarily by deposits, repayments and prepayments of outstanding loans and mortgage-backed securities and other sources.

The Bank is subject to regulation by the Pennsylvania Department of Banking (the “Department”), as its chartering authority and primary regulator, and by the Federal Deposit Insurance Corporation (the “FDIC”), which insures the Bank’s deposits up to applicable limits.

Market Area and Competition

Alliance Bank is headquartered in Broomall, Pennsylvania and conducts its business through eight offices located in Delaware County, Pennsylvania, and one office in Chester County, Pennsylvania.  The primary market areas served by Alliance Bank are Delaware and Chester Counties, Philadelphia, and the suburban areas to the west and south of Philadelphia, including southern New Jersey.  The areas served by the Bank are included in the Philadelphia Primary Metropolitan Statistical Area (“PMSA”).  The Philadelphia PMSA is the nation’s fourth largest metropolitan area based on total population.  Based on 2000 census data, the Philadelphia PMSA population was estimated at 5.0 million, including 1.0 million people in Delaware and Chester Counties.  Population growth in Chester County has increased at a relatively strong 1.7% annual rate during the 2000-2005 period, while the population in Delaware County has increased at a comparatively modest annual pace of 0.5% over that time.  The media household income in 2005 for Delaware and Chester Counties was $62,297 and $81,043, respectively, compared to $48,534 and $49,747, respectively, for the Commonwealth of Pennsylvania and the United States.  Delaware and Chester Counties are bedroom communities to nearly Philadelphia, although local employment has continued to grow as many employers have found suburban locations to be attractive.  The economy in the Bank’s market area is relatively diverse and includes the education, health and social services sector, manufacturing, the professional and scientific sector and the finance, insurance, real estate and leasing sector.  The largest employers in Delaware County include Boeing, the Keystone Crozer Health System, Wyeth-Ayerst Laboratories, Mercy Health and Villanova University, while the largest employers in Chester County include Vanguard Securities and QVC.

We face significant competition in originating loans and attracting deposits.  This competition stems primarily from commercial banks, other savings banks and savings associations and mortgage-banking companies.  There are more than 350 financial institution branches located in Delaware and Chester Counties (not including credit unions).  Many of the financial service providers operating in our market area are significantly larger, and have greater financial resources, than us.  We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies.

Lending Activities

General.  At December 31, 2006, the Bank’s total portfolio of loans receivable amounted to $238.6 million, or 58.2%, of the Bank’s $410.3 million of total assets at such time.  The Bank has traditionally concentrated its lending activities on first mortgage loans secured by residential property.  However, over the past several years, the Bank has placed an emphasis on loans secured by commercial real estate properties.  Consistent with such approach, commercial real estate loans amounted to $108.3 million or 45.4% of the total loan portfolio at December 31, 2006 as compared to $84.0 million or 40.4% at December 31, 2001.  To a significantly lesser extent, the Bank also originates multi-family loans, land and construction loans, consumer loans and commercial business loans.  At December 31, 2006, such loan categories amounted to $2.1 million, $11.8 million, $2.4 million and $5.5 million, respectively, or 0.9%, 4.9%, 1.0% and 2.3% of the total loan portfolio, respectively.

The Bank intends to continue the origination of single-family residential mortgage loans as well as its emphasis on increasing the origination of commercial real estate loans.  For the year ended December 31, 2006, the Bank’s commercial real estate loans increased by $2.6 million or 2.5% to $108.3 million. For the year ended December 31, 2006, the Bank’s single-family mortgage loans increased by $4.4 million or 4.2% to $108.4 million.   This loan growth was supplemented by an increase in land and construction loans from $7.4 million at December 31, 2005 to $11.8 million at December 31, 2006.  The Bank believes the growth in land and construction loans in 2006 was due to lower than normalized growth in 2005.

Loan Portfolio Composition.  The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	December 31,
	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
Single-family (1) (2)	$108,551	45.48%	$104,020	45.79%	$88,128	41.74%	$86,907	40.80%	$69,767	36.16%
Multi-family	2,088	0.87	2,221	0.98	2,488	1.17	2,534	1.19	3,108	1.61
Commercial	108,339	45.39	105,687	46.53	103,444	48.44	105,039	49.31	99,882	51.76
Land and construction: (3)
Residential	6,700	2.81	3,520	1.55	4,244	1.99	2,671	1.26	1,603	0.83
Commercial	5,074	2.13	3,876	1.71	4,833	2.26	6,480	3.04	10,857	5.63
Total real estate loans	230,752	96.68	219,324	96.55	204,137	95.60	203,631	95.60	185,217	95.99

Consumer:
Student	1,779	0.75	2,440	1.07	2,946	1.38	2,974	1.40	2,838	1.47
Savings account	561	0.24	566	0.25	633	0.30	713	0.34	877	0.45
Other	103	0.04	88	0.04	57	0.03	69	0.03	93	0.05
Total consumer loans	2,443	1.02	3,094	1.36	3,756	1.77	3,756	1.77	3,808	1.97
Commercial business loans	5,485	2.30	4,745	2.09	5,754	2.69	5,611	2.63	3,937	2.04
Total loans receivable	238,680	100.00%	227,163	100.00%	213,527	100.00%	212,998	100.00%	192,962	100.00%

Less:
Unearned income	1,075		199		642		940		1,446
Allowance for loan losses	2,719		2,670		2,608		2,240		3,347

Loans receivable, net	$235,886		$224,294		$210,277		$209,318		$188,169

(1)             At December 31, 2006, 2005, 2004, 2003, and 2002, includes $125,000, $-0-, $565,000, $640,000, and $1.2 million of loans classified as held for sale, respectively.

(2)             At December 31, 2006, 2005, 2004, 2003, and 2002, includes $28.9 million, $22.8 million, $21.2 million, $19.9 million, and $12.0 million respectively, of home equity loans.

(3)             At December 31, 2006, 2005, 2004, 2003, and 2002, excludes $9.7 million, $2.9 million, $5.4 million, $5.3 million, and $8.8 million respectively, of undisbursed funds on land and construction loans.

Contractual Maturities.  The following table sets forth the scheduled contractual maturities of the Bank’s loans receivable at December 31, 2006.  Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.  Adjustable-rate loans are reported on a contractual basis rather than on a repricing basis.  The amounts shown for each period do not take into account loan prepayments and normal amortization of the Bank’s loan portfolio.

	Real Estate Loans
	Single-family	Multi-family	Commercial	Land and Construction	Consumer and Other Loans	Commercial Business Loans	Total
	(In Thousands)

Amounts due in:
One year or less	$485	$181	$2,932	$8,963	$1,489	$440	$14,490
After one year through three years	3,193	132	6,962	2,423	243	1,040	13,993
After three years through five years	5,046	1,434	13,485	—	283	1,148	21,396
After five years through fifteen years	36,773	284	56,786	—	271	567	94,681
Over fifteen years	62,551	57	28,903	—	93	2,391	93,995
Total (1)	$108,048	$2,088	$109,068	$11,386	$2,379	$5,586	$238,555

Interest rate terms on amounts due after one year:
Fixed	$47,092	$1,907	$43,840	—	—	$2,769	$95,608
Adjustable	$60,471	—	$62,296	$2,423	$890	$2,377	$128,457

(1)             Does not include the effects relating to the allowance for loan losses and unearned income.

Scheduled contractual amortization of loans does not reflect the expected term of the Bank’s loan portfolio.  The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which gives the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid.  The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are lower than current mortgage loan rates (due to refinancings of adjustable-rate and fixed-rate loans at lower rates).  Under the latter circumstance, the weighted average yield on the loan portfolio decreases as higher-yielding loans are repaid or refinanced at lower rates.

The following table shows origination, purchase and sale activity of the Bank with respect to its loans during the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)

Real estate loan originations:
Single-family (1)	$33,660	$43,754	$33,139
Multi-family	640	1,864	3,217
Commercial	21,073	22,658	17,330
Land and construction:
Residential	6,208	1,462	4,275
Commercial	6,782	—	2,958
Total real estate loan originations	68,363	69,738	60,919

Consumer originations:
Student	482	602	736
Savings account	433	477	491
Other	24	10	14
Total consumer loan originations	939	1,089	1,241

Commercial business originations	2,820	2,088	3,060
Total loan originations	72,122	72,915	65,220

Purchase of real estate loans:
Single-family	—	—	—
Multi-family	—	—	—
Residential construction	—	—	—
Commercial	3,649	508	1,000
Commercial construction	—	—	4,000
Total real estate loan purchases	3,649	508	5,000
Total loan originations and purchases	75,771	73,423	70,220

Less:
Principal loan repayments	(61,814)	(51,577)	(60,460)
Loans and participations sold	(2,319)	(7,525)	(8,519)
Other, net (2)	(46)	(120)	(210)

Net increase	$11,592	$14,201	$959

(1)             Includes $19.3 million, $9.8 million and $7.6 million of home equity loans and lines of credit originated during the years ended December 31, 2006, 2005 and 2004, respectively.

(2)             Includes gains on the sale of loans, provisions for loan and lease losses and transfers to other real estate owned.

Origination, Purchase and Sale of Loans.  The lending activities of the Bank are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank’s Board of Directors and management.  Loan originations are obtained by a variety of sources, including referrals from real estate brokers, builders, existing customers, advertising, walk-in customers and, to a significant extent, mortgage brokers who obtain credit reports, appraisals and other documentation involved with a loan.  Property valuations are always performed by independent outside appraisers.  Title and hazard insurance are generally required on all security property other than property securing a home equity loan, in which case the Bank obtains a title opinion.  The majority of the Bank’s loans are secured by property located in its primary lending area.

Any member of the Bank’s Senior Loan Committee may approve any loan up to $100,000.  Loans between $100,000 and $500,000 must be approved by any two members of the Senior Loan Committee.  Loans between $500,000 and $1.0 million must be approved by the Chief Executive Officer plus one member of the Senior Loan Committee, except for single-family residential loans which may be approved by any two members of the Senior Loan Committee.  Loans between $1.0 million and $2.0 million must be approved by a majority vote of the Senior Loan Committee.  Loans over $2.0 million must be approved by the entire Board of Directors.  All loans are ratified by the Board of Directors.  The Senior Loan Committee currently consists of the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer and two Senior Lending Officers.

The Bank’s single-family loan originations amounted to $33.7 million, $43.8 million and $33.1 million during 2006, 2005 and 2004, respectively.  When possible, the Bank emphasizes the origination of single-family residential adjustable-rate mortgage loans (“ARMs”).  Originations of such loans amounted to $10.1 million or 29.9%, $25.0 million or 57.1% and $14.4 million or 43.5% of single-family residential real estate loan originations during 2006, 2005 and 2004, respectively.  The Bank also originates fixed-rate single-family residential real estate loans with terms of five, ten, twelve, 15 and 30 years.  Generally, fixed-rate residential mortgage loans with terms greater than 15 years have been originated pursuant to commitments to sell such loans to correspondent mortgage-banking institutions in order to reduce the proportion of the Bank’s loan portfolio comprised of such assets and reduce interest rate risk.  Loans are sold without any recourse to the Bank by the purchaser in the event of default on the loan by the borrower and are sold with servicing released.  The Bank sold $2.3 million, $7.5 million and $8.9 million of long-term (generally over 15 years) fixed-rate residential loans during 2006, 2005 and 2004, respectively.  Such loan sales were conducted in furtherance of the Bank’s asset/liability strategies. At December 31, 2006, there was $125,000 of loans held for sale compared to none at December 31, 2005.

In accordance with the Bank’s increased emphasis on commercial real estate loan originations, such originations amounted to $21.1 million, $22.7 million and $17.3 million during 2006, 2005 and 2004, respectively.  In addition, land and construction loan originations amounted to $13.0 million, $1.5 million and $7.2 million during 2006, 2005 and 2004, respectively.  The Bank believes the growth in land and construction loans in 2006 was due to lower than normalized growth in 2005.

Since 1999, the Bank has provided single-family residential loan products to borrowers that did not meet the underwriting criteria of the Federal Home Loan Mortgage Corporation (‘FHLMC”) and the Federal National Mortgage Association (“FNMA”).  The Bank recognizes that these loans, which are considered subprime loans, have additional risk factors as compared to typical single-family residential lending.  These loans are generally not saleable in the secondary market due to the credit risk characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors.  At December 31, 2006, 2005 and 2004, the Bank’s single-family loan portfolio included $23.3 million or 21.5%, $24.2 million or 23.3% and $18.3 million or 20.5% of such loans, respectively.  The Bank reported $1.5 million or 6.5% and $1.9 million or 8.3% of these loans as non-performing at December 31, 2006 and February 28, 2007, respectively.  The Bank recognizes the additional risk factors associated with subprime lending and utilizes a higher risk-weighting factor in maintaining its allowance for loan losses with respect to these loans. In addition, management calculates and reports the delinquency ratio of its subprime loan portfolio to the Board of Directors on a monthly basis.

Historically, the Bank has not been an active purchaser of loans.  However, the Bank purchased $3.6 million, $508,000 and $5.0 million during 2006, 2005 and 2004, respectively, of real estate loans, some of which are located outside of its primary lending area.  As of December 31, 2006, the outstanding balance of such loans included $3.3 million, $418,000, $4.2 million and $4.6 million secured by single-family, multi-family, commercial and construction real estate properties, respectively  At December 31, 2006, none of these loans were reported as non-performing.

At December 31, 2006, 2005 and 2004, the Bank was servicing loans for others amounting to $567,000, $577,000 and $587,000, respectively.  Such loans consist of commercial real estate and construction loan participations. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing.  Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

Single-Family Residential Real Estate Loans.  The Bank has historically concentrated its lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences and intends to continue to originate permanent loans secured by first mortgage liens on single-family residential properties in the future. At December 31, 2006, $108.6 million or 45.5% of the Bank’s total loan portfolio consisted of single-family residential real estate loans.  Of the $108.6 million of such loans at December 31, 2006, $61.0 million or 56.3% had adjustable rates of interest and $47.4 million or 43.7% had fixed rates of interest.

The Bank’s ARMs typically provide for an interest rate which adjusts every year after an initial period of three, five, seven or ten years in accordance with a designated index (the national monthly median cost of funds or the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year) plus a margin.  Such loans are typically based on a 30-year amortization schedule.  The amount of any increase or decrease in the interest rate is presently limited to 2% per year, with a limit of 6% over the life of the loan.  The Bank’s adjustable-rate loans currently being originated are not assumable.  The Bank has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization.  The adjustable-rate loans offered by the Bank, like many other financial institutions, provide for initial rates of interest below the rates which would prevail when the index used for repricing is applied.  However, the Bank underwrites the loan on the basis of the borrower’s ability to pay at the initial rate which would be in effect without the discount.  Although the Bank continues to emphasize ARMs, such loan products have not been as attractive due to the lower interest rate environment which has recently prevailed and the decrease in the spread between the rates offered on fixed and adjustable rate loans.

Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default.  At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.  The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.

Due to competitive market pressures, the Bank has continued to originate fixed-rate mortgage loans with terms up to 30 years. Substantially all of the Bank’s fixed-rate loans with terms of over 15 years are originated pursuant to commitments to sell such loans to correspondent mortgage banking institutions.  Fixed-rate loans with terms of 15 years or less are generally originated for portfolio.  In addition, while the Bank offers balloon loans with five, seven and ten year terms based on a 20 to 30 year amortization schedule, the Bank has only originated a small amount of such loans.

The Bank also offers home equity loans with fixed rates of interest and terms of 15 years or less.  The Bank does not require that it hold the first mortgage on the secured property; however, the balance on all mortgages on the secured property cannot exceed 90% of the value of the secured property.  At December 31, 2006, the Bank held a first lien on a majority of the properties securing home equity loans from the Bank. The Bank has placed an increased emphasis on home equity loans because of their attractive yields and shorter terms to maturity.  At December 31, 2006, home equity loans and lines amounted to $28.9 million or 12.1% of the total loan portfolio.

The Bank is permitted to lend up to 100% of the appraised value of the real property securing a residential loan; however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Bank is required by federal regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 84.0% of the appraised value of the security property, with the exception of home equity loans and lines.  Pursuant to underwriting guidelines adopted by the Board of Directors, the Bank will lend up to 95% of the appraised value of the property securing a single-family residential loan, and requires borrowers to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the appraised value of the security property.  In addition, the Bank will lend up to 90% of the appraised value with no private mortgage insurance required for home equity loans and lines.

Multi-Family Residential and Commercial Real Estate Loans.  The Bank originates and, to a lesser extent, purchases mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties.  At December 31, 2006, $2.1 million or 0.9% of the Bank’s total loan portfolio consisted of loans secured by existing multi-family residential real estate properties and $108.3 million or 45.4% of such loan portfolio consisted of loans secured by existing commercial real estate properties.  Commercial real estate loans increased from $83.9 million or 40.4% of the total loan portfolio at December 31, 2001 to $108.3 million or 45.4% of the total loan portfolio at December 31, 2006. Such increase was due to the Bank’s strategy to increase such lending.  The Bank intends to continue to place an increased emphasis on this type of lending.

The majority of the Bank’s multi-family residential loans are secured primarily by five to fifteen unit apartment buildings, while the Bank’s commercial real estate loans are primarily secured by office buildings, hotels, small retail establishments, restaurants and other facilities.  These types of properties constitute the majority of the Bank’s commercial real estate loan portfolio.  The majority of the multi-family residential and commercial real estate loan portfolio at December 31, 2006 was secured by properties located in the Bank’s primary market area.  The five largest multi-family or commercial real estate loan relationships or loan balances outstanding to one borrower at December 31, 2006 amounted to $6.0 million, $4.7 million, $4.7 million, $4.6 million and $4.5 million, respectively, all of which were performing in accordance with their terms and were current at such date.

Multi-family and commercial real estate loans are made on terms up to 30 years, some of which include call or balloon provisions ranging from five to 15 years.  The Bank will originate and purchase these loans either with fixed interest rates or with interest rates which adjust in accordance with a designated index.  Loan to value ratios on the Bank’s multi-family and commercial real estate loans are typically limited to 80%.  As part of the criteria for underwriting multi-family and commercial real estate loans, the Bank generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 1.1.  It is also the Bank’s general policy to obtain corporate or personal guarantees, as applicable, on its multi-family residential and commercial real estate loans from the principals of the borrower.

Multi-family and commercial real estate lending entails significant additional risks as compared with single-family residential property lending.  Such loans typically involve large loan balances to single borrowers or groups of related borrowers.  The payment experience on such loans is typically dependent on the successful operation of the real estate project.  The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family and commercial real estate as well as economic conditions generally.  At December 31, 2006, the Bank had no non-performing multi-family or commercial real estate loans.

Construction Loans.  The Bank also originates residential and commercial construction loans, and to a limited degree, land acquisition and development loans.  Construction loans are classified as either residential construction loans or commercial real estate construction loans at the time of origination, depending on the nature of the property securing the loan.  The Bank’s construction lending activities generally are limited to the Bank’s primary market area.  At December 31, 2006, construction loans amounted to $11.8 million or 5.2% of the Bank’s total loan portfolio, which consisted of $6.7 million of residential and $5.1 million of commercial real estate construction loans.

The Bank’s residential construction loans are primarily made to local real estate builders and developers for the purpose of constructing single-family homes and single-family residential developments.  Upon application, credit review and analysis of personal and corporate financial statements, the Bank will grant local builders lines of credit up to designated amounts.  These loans may be used for the purpose of constructing model homes, including a limited number for inventory.  In some instances, lines of credit will also be granted for purposes of acquiring improved lots or the purchase of construction in process and developing of speculative properties thereon.  Once approved for a construction loan or credit line, a developer submits a progress report and a request for payment.  Generally, the Bank makes payments under the stage of completion method.  Prior to making payment, the Bank inspects all construction sites and verifies that the work being submitted for payments has been performed.

The Bank’s commercial construction loans have been made to local developers and others for the purpose of developing commercial real estate properties such as small office buildings and hotels, storage facilities and commercial building renovations.  The application, credit review and disbursement process are similar to those mentioned above for the Bank’s residential construction loans.

The Bank’s construction loans generally have maturities of 12 to 36 months, with payments being made monthly on an interest-only basis.  These interest payments are generally paid out of an interest reserve, which is established in connection with the origination of the loan.  Generally, such loans adjust monthly based on the prime rate plus a margin of up to 2.0%. Residential and commercial real estate construction loans are generally made with maximum loan to value ratios of 80% and 75%, respectively, on an as completed basis.

Construction lending is generally considered to involve a higher level of risk as compared to single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and builders.  Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project.  The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not necessarily pre-sold and thus pose a greater potential risk to the Bank than construction loans to individuals on their personal residences.

The Bank has attempted to minimize the foregoing risks by, among other things, limiting the extent of its construction lending and has adopted underwriting guidelines which impose stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Bank will do business and by working with builders with whom it has established relationships.  At December 31, 2006, the Bank had no non-performing construction loans.

Consumer Loans.  The Bank offers consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than mortgage loans.  The consumer loans presently offered by the Bank include student loans, deposit account secured loans and lines of credit.  Consumer loans amounted to $2.4 million or 1.0% of the total loan portfolio at December 31, 2006.  Student loans amounted to $1.8 million or 0.8% of the total loan portfolio at December 31, 2006.  Such loans are made to local students for a term of ten years, presently with adjustable interest rates.  The interest rate is determined by the U.S. Department of Education.  Loan repayment obligations do not begin until the student has completed his or her education.  The principal and interest on such loans is guaranteed by the U.S. Government.  Loans secured by deposit accounts amounted to $561,000 or 0.3% of the total loan portfolio at December 31, 2006.  Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance.

Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.  In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy.  In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.  The Bank believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to provide a full range of services to its customers.

Commercial Business Loans.  In September 1997, the Bank opened a commercial loan department to provide a full range of commercial loan products to small business customers in its primary marketing area.  These loans generally have shorter terms and higher interest rates as compared to mortgage loans.  Such loans amounted to $5.5 million or 2.3% of the total loan portfolio at December 31, 2006 and were primarily secured by inventories and other business assets.

Although commercial business loans generally are considered to involve greater credit risk than other certain types of loans, management intends to continue to offer commercial business loans to small businesses located in its primary market area.  The Bank had no non-performing commercial business loans at December 31, 2006.

Loan Fee Income.  In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans.  Income from these activities varies from period to period with the volume and type of loans made and competitive conditions. The Bank charges loan origination fees which are calculated as a percentage of the amount borrowed.  Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis.  Discounts and premiums on loans purchased are amortized in the same manner.

Asset Quality

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual.  When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.  The Bank does not accrue interest on real estate loans past due 90 days or more unless, in the opinion of management, the value of the property securing the loan exceeds the outstanding balance of the loan (principal, interest and escrows) and collection is probable.  The Bank provides an allowance for accrued interest deemed uncollectible.  Such allowance amounted to approximately $212,000 at December 31, 2006. Accrued interest receivable is reported net of the allowance for uncollected interest.  Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balance can be reasonably expected.

Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until sold and is initially recorded at the lower of book value or fair value at the date of acquisition.   After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their fair value.

Under accounting principles generally accepted in the United States of America (“GAAP”), the Bank is required to account for certain loan modifications or restructurings as “troubled debt restructurings.”  In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider.  Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans.  The Bank did not have any troubled debt restructurings as of December 31, 2006.

Delinquent Loans.  The following table sets forth information concerning delinquent loans at December 31, 2006, in dollar amounts and as a percentage of each category of the Bank’s loan portfolio.  The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

	30 — 59 Days		60 — 89 Days		90 or More Days
		Percent		Percent		Percent
		of Loan		of Loan		of Loan
	Amount	Category	Amount	Category	Amount	Category
	(Dollars in Thousands)
Real estate:
Single-family	$632	0.61%	$549	0.53%	$1,523	1.46%
Multi-family	—	—	—	—	—	—
Commercial	388	0.37	—	—	—	—
Land and construction	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Consumer	23	0.74	25	0.81	36	1.16

Total	$1,043		$574		$1,559

The following table sets forth the amounts and categories of the Bank’s non-performing assets at the dates indicated.  The Bank did not have any troubled debt restructurings at the dates indicated.

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)

Non-accruing loans:
Real estate:
Single-family	$874	$762	$762	$1,042	$824
Multi-family	—	—	—	—	—
Commercial	—	222	580	2,188	3,683
Land and construction	—	—	—	1,925	4,084
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—

Accruing loans 90 days or more delinquent:
Real estate:
Single-family	649	942	603	718	585
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Land and construction	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer	36	14	21	18	19
Total non-performing loans	1,559	1,940	1,966	5,891	9,195

Other real estate owned:
Real estate acquired through, or in lieu of, foreclosure	—	1,795	3,475	2,607	1,369
Real estate held for development	—	—	—	—	—
Total other real estate owned	—	1,795	3,475	2,607	1,369

Total non-performing assets	$1,559	$3,735	$5,441	$8,498	$10,564

Total non-performing loans as a percentage of total loans	0.65%	0.85%	0.92%	2.77%	4.77%
Total non-performing assets as a percentage of total assets	0.38%	0.96%	1.42%	2.27%	2.87%

If the Bank’s $874,000 of non-accruing loans at December 31, 2006 had been current in accordance with their terms during 2006, the gross income on such loans would have been approximately $77,000 for 2006.  The Bank actually recorded $1,000 in interest income on such loans for 2006.

The Bank’s nonperforming assets, which consist of nonaccruing loans, accruing loans 90 days or more delinquent and other real estate owned (which includes real estate acquired through, or in lieu of, foreclosure) decreased to $1.6 million or 0.4% of total assets at December 31, 2006 from $3.7 million or 1.0% of total assets at December 31, 2005.  At December 31, 2006, the Bank’s $1.6 million of nonperforming assets consisted of $685,000 of accruing loans 90 days or more delinquent, $874,000 of nonaccrual loans and no other real estate owned. The decrease in nonperforming assets was primarily due to a $1.8 million decrease in other real estate owned and a $380,000 decrease in nonperforming loans.  At December 31, 2006, nonperforming loans consisted of $1.5 million in single-family residential real estate loans and $36,000 in consumer and other loans.  The Bank’s management continues to aggressively pursue the collection and resolution of all delinquent loans.

During 2006, the Bank sold two commercial real estate properties, which at December 31, 2005 were recorded at $1.8 million as OREO. The larger of these two properties was sold and settled in January of 2006 and the Bank realized a gain of approximately $100,000. The other property was sold and settled in February of 2006 and the Bank realized a loss of approximately $3,000. In June of 2006, the Bank recognized an additional gain of $25,000 related to these properties.

Classified Assets.  Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them.  There are three classifications for problem assets: “substandard,” “doubtful” and “loss.”  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  Another category designated “special mention” also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss.

At December 31, 2006, the Bank had $2.7 million of classified assets, of which $929,000 of loans classified as special mention and $1.8 million of loans were classified as substandard.  The $929,000 of loan classified as special mention consisted of $792,000 in commercial real estate and $137,000 in commercial business loans.  The $1.8 million of loans designated as substandard consisted of $1.5 million of single-family real estate loans and $286,000 of commercial real estate loans.

Allowance for Loan Losses.  The allowance for loan losses is increased by charges to income and decreased by chargeoffs (net of recoveries).  Allowances are provided for specific loans when losses are probable and can be estimated.  When this occurs, management considers the remaining principal balance, fair value and estimated net realizable value of the property collateralizing the loan.  Current and future operating and/or sales conditions are also considered.  These estimates are susceptible to changes that could result in material adjustments to results of operations.  Recovery of the carrying value of such loans is dependent to a great extent on economic, operating and other conditions that may be beyond management’s control.

General loan loss reserves are established as an allowance for losses based on inherent probable risk of loss in the loan portfolio.  In assessing risk, management considers historical experience, volume and composition of lending conducted by the Bank, industry standards, status of non-performing loans, general economic conditions as they relate to the market area and other factors related to the collectibility of the Bank’s loan portfolio.

Impaired loans are predominantly measured based on the fair value of the collateral.  The provision for loan losses charged to expense is based upon past loan loss experience and an evaluation of probable losses and impairment existing in the current loan portfolio.  A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the original contractual terms of the loan.  An insignificant delay or insignificant shortfall in amounts of payments does not necessarily result in the loan being identified as impaired.  For this purpose, delays less than 90 days are considered to be insignificant.  Large groups of smaller balance homogeneous loans, including residential real estate and consumer loans, are collectively evaluated for impairment, except for loans restructured under a troubled debt restructuring.

Although management uses the best information available to make determinations with respect to the provisions for loan losses, additional provisions for loan losses may be required to be established in the future should economic or other conditions change substantially.  In addition, the Pennsylvania Department of Banking and the FDIC, as an

integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additions to such allowance based on their judgments about information available to them at the time of their examination.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)

Average loans receivable, net (1)	$232,520	$218,036	$211,278	$196,505	$195,851

Allowance for loan losses, beginning of year	$2,671	$2,608	$2,740	$3,347	$2,903
Net charge-offs	(11)	(57)	(342)	(1,087)	(1,516)
Provision for loan losses	60	120	210	480	1,960
Allowance for loan losses, end of year	$2,720	$2,671	$2,608	$2,740	$3,347

Net charge-offs to average loans receivable, net	0.01%	0.03%	0.16%	0.55%	0.77%

Allowance for loan losses to total loans receivable	1.14%	1.18%	1.22%	1.29%	1.73%

Allowance for loan losses to total non-performing loans	174.39%	137.63%	132.65%	46.51%	36.40%

Net charge-offs to allowance for loan losses	0.40%	2.13%	13.11%	39.67%	45.29%

(1)             Includes mortgage loans held for sale.

The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

	December 31,
	2006		2005		2004		2003		2002
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Single-family residential	$445	16.35%	$462	17.30%	$382	41.74%	$348	40.80%	$338	36.16%
Multi-family residential	25	0.90	28	1.04	30	1.17	26	1.19	31	1.61
Commercial real estate	1,691	62.17	1,698	63.60	1,706	48.45	1,616	49.31	1,812	51.76
Land and construction	416	15.30	322	12.07	332	4.25	618	4.30	1,068	6.46
Consumer	9	0.34	12	0.43	12	1.70	11	1.77	11	1.97
Commercial business	133	4.94	149	5.56	146	2.69	121	2.63	87	2.04
Total	$2,719	100.00%	$2,671	100.00%	$2,608	100.00%	$2,740	100.00%	$3,347	100.00%

Investment Activities

Mortgage-Backed Securities.  Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Bank.  Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the Government National Mortgage Association (“GNMA”).

The FHLMC is a public corporation chartered by the U.S. Government.  The FHLMC issues participation certificates backed principally by conventional mortgage loans.  The FHLMC guarantees the timely payment of interest and the ultimate return of principal within one year.  The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for conventional mortgage loans.  The FNMA guarantees the timely payment of principal and interest on FNMA securities.  FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks.  The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government assisted housing programs.  GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government.  Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs.  For example, the FNMA and the FHLMC currently limit their loans secured by a single-family, owner-occupied residence to $417,000.  To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs.

Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities.  The cash flow associated with the underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as prepayment risk, are passed on to the certificate holder.  The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages.

The following table sets forth the fair value of the Bank’s mortgage-backed securities portfolio designated as available for sale at the dates indicated.

	December 31,
	2006		2005	2004
	(In Thousands)

Mortgage-backed securities:
FNMA	$26,045		$28,077	$15,545
FHLMC	13,191		14,913	11,826
GNMA	4,401		5,372	4,126

Total mortgage-backed securities	$43,636	(1)	$48,362	$31,497

(1)             At December 31, 2006, gross unrealized gains on such securities amounted to $44,000 and gross unrealized losses amounted to $965,000.

The following table sets forth the purchases, sales and principal repayments of the Bank’s mortgage-backed securities for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)

Mortgage-backed securities purchased	$6,451	$26,716	$13,727
Mortgage-backed securities sold	—	—	—
Principal repayments	(11,412)	(8,920)	(6,942)
Other, net	235	(931)	(305)
Net (decrease) increase	$(4,726)	$16,865	$6,479

Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.  During 2005, the Bank reduced its investments in U.S. Government and Agency securities and reinvested these funds primarily into 10 year mortgage-backed securities to improve cash flows.  At December 31, 2006, $2.9 million or 6.7% of the Bank’s mortgage-backed securities were pledged to secure various obligations of the Bank.  See Note 4 to the Consolidated Financial Statements.

Information regarding the contractual maturities and weighted average yield of the Bank’s mortgage-backed securities portfolio at December 31, 2006 is presented below.

	December 31, 2006
	One Year or Less	After One to Five Years	After Five to 15 Years	Over 15 Years	Total
	(Dollars in Thousands)

FHLMC securities	$—	$25	$12,662	$503	$13,190
FNMA securities	—	1,229	21,203	3,613	26,045
GNMA securities	—	6	—	4,395	4,401
CMOs	—	—	—	—	—
Total	$—	$1,260	$33,865	$8,511	$43,636	(1)

Weighted average yield	—%	4.43%	4.66%	4.56%	4.65%

(1)             All mortgage-backed securities were designated as available for sale.

The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages.  Prepayments that are faster than anticipated may shorten the life of the security and increase or decrease its yield to maturity if the security was purchased at a discount or premium, respectively.  The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security.  In accordance with accounting principles generally accepted in the United States of America, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively.  The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, when premiums or discounts are involved, and these assumptions are reviewed periodically to reflect actual prepayments.  Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.  During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security.  Under such circumstances, the Bank may be subject to reinvestment risk because to the extent that the Bank’s mortgage-backed securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.  During periods of rising interest rates, prepayment of the underlying mortgages generally slow down when the coupon rate of such mortgages is less than the prevailing market rate.  The Bank may be subject to extension risk when this occurs.

Investment Securities.  The investment policy of the Bank, as established by the Board of Directors, is designed primarily to provide and maintain liquidity and to generate a favorable return on investments without incurring undue interest rate risk, credit risk, and investment portfolio asset concentrations.  The Bank’s investment policy takes into account the Bank’s business plan, interest rate management, the current economic environment, the types of securities to be held and other safety and soundness considerations.  The Bank’s investment policy is currently implemented by the Chief Operating Officer and reviewed and evaluated by the Asset Liability Committee.  The Asset Liability Committee is required to issue a written compliance report to the Board of Directors at least quarterly.

The Bank is authorized to invest in obligations issued or fully guaranteed by the U.S. Government, certain federal agency obligations, insured municipal obligations, certain mutual funds, investment grade corporate debt securities and other specified investments.  At December 31, 2005, the Bank’s investment securities amounted to $59.3 million, of which $35.1 million was designated as available for sale and $24.3 million was designated as held to maturity.  The Bank has designated the majority of its investment securities as available for sale in order to respond to changes in market rates, increases in loan demand, and changes in liquidity needs.

The following table sets forth certain information relating to the Bank’s investment securities portfolio at the dates indicated.

	December 31,
	2006				2005		2004
	Carrying Value		Fair Value		Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
U.S. Government and agency securities	$15,858		$15,858		$24,654	$24,654	$46,559	$46,559
Municipal obligations	24,251		24,889		28,181	28,978	27,743	28,545
Mutual funds	19,195		19,195		19,244	19,244	19,595	19,595
Total	$59,304	(1)	$59,942	(1)	$72,079	$72,876	$93,897	$94,699

(1)             At December 31, 2006, investment securities totaling $35.1 million were designated as available for sale. At December 31, 2006, gross unrealized losses amounted to $946,000 and there were $8,000 in gross unrealized gains. At December 31, 2006, $4.7 million or 12.1% of the Bank’s investment securities were pledged to secure various obligations of the Bank. See Note 3 to the Consolidated Financial Statements.

Information regarding the contractual maturities and weighted average yield of the Bank’s investment securities portfolio at December 31, 2006 is presented below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2006
	One Year or Less	After One to Five Years	After Five to 10 Years	Over 10 Years	Total
	(Dollars in Thousands)

U.S. Government and agency securities	$1,988	$12,884	$986	$—	$15,858	(1)
Municipal obligations	—	340	3,602	20,309	24,251	(2)
Mutual funds	19,195	—	—	—	19,195	(3)

Total	$21,183	$13,224	$4,588	$20,309	$59,304
Weighted average yield	5.04%	4.23%	4.06%	4.76%	4.58%

(1)             The $15.9 million of U.S. Government agency securities are designated as available for sale.

(2)             The $24.3 million of municipal obligations are designated as held to maturity.

(3)             The $19.2 million of mutual funds is designated as available for sale.

Sources of Funds

General.  Deposits are the primary source of the Bank’s funds for lending and other investment purposes.  In addition to deposits, the Bank derives funds from loan principal repayments, prepayments and advances from the Federal Home Loan Bank (“FHLB”) of Pittsburgh.  Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.  Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources.  They may also be used on a longer term basis for general business purposes.

Deposits.  The Bank’s deposit products include a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts and term certificate accounts.  Deposit account terms vary, with the principal difference being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

The Bank considers its primary market area to be Delaware and Chester counties, Pennsylvania.  The Bank attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours.  In addition, the Bank maintains automated teller machines at its Broomall, Concordville, Havertown, Springfield, Lansdown, Paoli, and Secane offices.  The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings.  The Bank does not advertise for deposits outside of its primary market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at December 31, 2006.

The Bank has been competitive in the types of accounts and in interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions.  Although market demand generally dictates which deposit maturities and rates will be accepted by the public, the Bank intends to continue to promote longer term deposits to the extent possible and consistent with its asset and liability management goals.

The following table shows the distribution of, and certain other information relating to, the Bank’s deposits by type of deposit as of the dates indicated.

	December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Passbook and statement savings accounts	$43,512	13.04%	$54,869	18.43%	$62,680	21.85%
Money market accounts	24,255	7.27	23,837	8.01	26,978	9.40
Certificates of deposit	200,228	59.98	167,580	56.29	155,630	54.25
NOW and Super NOW accounts	43,859	13.13	33,335	11.19	25,595	8.92
Non-interest bearing accounts	21,948	6.58	18,089	6.08	16,023	5.58
Total deposits at end of year	$333,802	100.00%	$297,710	100.00%	$286,906	100.00%

The following table sets forth the net savings flows of the Bank during the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)

Increase before interest credited	$28,552	$5,138	$7,930
Interest credited	8,350	5,666	4,357
Net savings increase	$36,902	$10,804	$12,287

The following table sets forth maturities of the Bank’s certificates of deposit of $100,000 or more at December 31, 2006 by time remaining to maturity.

Amounts in Thousands

Three months or less	$6,247
Over three months through 12 months	24,728
Over 12 months	3,592
Total	$34,621

The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

	December 31,
	2006		2005		2004
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)

Passbook and statement savings accounts	$49,215.75%		$59,020.75%		$64,078.75%
Money market accounts	23,158	1.67	25,425	1.01	27,009.81
Certificates of deposit	173,547	3.90	157,738	2.87	151,665	2.37
NOW and Super NOW	39,848	2.05	35,324	1.24	22,889.31
Non-interest bearing accounts	17,699	—	17,291	—	16,883	—
Total average deposits	$303,467	2.92%	$294,798	2.04%	$282,524	1.64%

The following table presents, by various interest rate categories, the amount of certificates of deposit at December 31, 2006 and 2005 and the amounts at December 31, 2006, which mature during the periods indicated.

	December 31,		Amounts at December 31, 2006 Maturing Within
Certificates of Deposit	2006	2005	One Year	Two Years	Three Years	Thereafter
	(In Thousands)

2.0% or less	$192	$338	$192	$—	$—	$—
2.01% to 4.0%	32,874	91,272	21,558	8,616	1,504	1,196
4.01% to 6.0%	167,162	75,377	154,353	2,392	2,580	7,837
6.01% to 8.0%	—	593	—	—	—	—
Total certificates of deposit	$200,228	$167,580	$176,103	$11,008	$4,084	$9,033

Borrowings.  The Bank may obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank and certain of its loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.  Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.  At December 31, 2006, the Bank had $37.2 million of advances from the FHLB of Pittsburgh.  Of the $37.2 million of FHLB advances at December 31, 2006, $172,000 is due in 2007, $5.0 million is due in 2008, $5.0 million is due in 2009 and $32.0 million is due in 2010.  There are prepayment penalties associated with substantially all of the Bank’s FHLB advances.  The weighted average interest rate of the Bank’s FHLB advances was 6.30% as of December 31, 2006.

The following table sets forth certain information regarding borrowed funds at or for the dates indicated:

	At or for the Year Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)

FHLB of Pittsburgh advances:
Average balance outstanding	$47,684	$52,823	$58,697
Maximum amount outstanding at any month-end during the year	52,182	56,192	61,201
Balance outstanding at end of year	37,173	52,182	56,192
Weighted average interest rate during the year	6.21%	6.12%	5.86%
Weighted average interest rate at end of period	6.30%	6.10%	5.85%
Total borrowings:
Average balance outstanding	$47,990	$53,116	$59,326
Maximum amount outstanding at any month-end during the year	52,639	56,464	61,781
Balance outstanding at end of year	37,210	53,116	56,317
Weighted average interest rate during the year	6.21%	6.10%	5.84%
Weighted average interest rate at end of year	6.29%	6.08%	5.83%

Employees

The Bank had 67 full-time employees and 25 part-time employees at December 31, 2006.  None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

Subsidiaries

Presently, the Bank has two wholly-owned subsidiaries, Alliance Delaware Corp., which holds and manages certain investment securities and Alliance Financial and Investment Services LLC which participates in commission fees. Alliance Delaware Corp. was formed in 1999 to accommodate the transfer of certain assets that are legal investments for the Bank and to provide for a greater degree of protection to claims of creditors. The laws of the State of Delaware and the court system create a more favorable environment for the business affairs of the subsidiary.  Alliance Delaware Corp. currently manages certain investments for the Bank, which, as of December 31, 2006, amounted to $51.8 million.  Alliance Financial and Investment Services LLC was established in 2003 to share in commission fees from non-insured alternative investment products.

Competition

The Bank faces strong competition both in attracting deposits and making real estate loans.  Its most direct competition for deposits has historically come from other savings associations, credit unions and commercial banks located in eastern Pennsylvania, including many large financial institutions, which have greater financial and marketing resources available to them.  In addition, during times of high interest rates, the Bank has faced additional significant competition for investors’ funds from short-term money market securities, mutual funds and other corporate and government securities.  The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

The Bank experiences strong competition for real estate loans principally from other savings associations, commercial banks and mortgage banking companies.  The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers.  Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

REGULATION

General.  Alliance Bancorp and Alliance Mutual Holding Company, as federally-chartered savings and loan holding companies, are required to file certain reports with, and are subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision. Alliance Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Alliance Bank is a Pennsylvania-chartered savings bank and is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the FDIC, and is also subject to certain requirements established by the Federal Reserve Board.  The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans.  There are periodic examinations by the Pennsylvania Department of Banking and the FDIC to test Alliance Bank’s compliance with various regulatory requirements.  This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  Any change in such regulation, whether by the Pennsylvania Department of Banking, the FDIC or the Congress could have a material adverse impact on Alliance Bancorp, Alliance Bank and Alliance Mutual Holding Company and their operations.

Certain of the statutory and regulatory requirements that are applicable to Alliance Bank and Alliance Bancorp and Alliance Mutual Holding Company are described below.  This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Alliance Bank, Alliance Bancorp and Alliance Mutual Holding Company and is qualified in its entirety by reference to the actual statutes and regulations.

Regulation of Alliance Bank

Pennsylvania Banking Law.  The Pennsylvania Banking Code of 1965 (the “Banking Code”) contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees and members, as well as corporate powers, savings and investment operations and other aspects of Alliance Bank and its affairs.  The Banking Code delegates extensive rulemaking power and administrative discretion to the Department so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

One of the purposes of the Banking Code is to provide savings banks with the opportunity to be competitive with each other and with other financial institutions existing under other Pennsylvania laws and other state, federal and foreign laws.  A Pennsylvania savings bank may locate or change the location of its principal place of business and establish an office anywhere in the Commonwealth, with the prior approval of the Department.

The Department generally examines each savings bank not less frequently than once every two years.  Although the Department may accept the examinations and reports of the FDIC in lieu of its own examination, the present practice is for the Department to conduct individual examinations.  The Department may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Department why such person should not be removed.

Insurance of Accounts.  The deposits of Alliance Bank are insured to the maximum extent permitted by the Deposit Insurance Fund, administered by the FDIC, and are backed by the full faith and credit of the U.S. Government.  As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions.  It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC.

Each FDIC-insured institution is assigned to one of three capital groups which are based solely on the level of an institution’s capitalB “well capitalized,” “adequately capitalized,” and “undercapitalized.”  These capital levels are defined in the same manner as under the prompt corrective action system discussed below.  These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern.  Assessment rates for insured institutions are determined semi-annually by the FDIC and currently range from zero basis points for well-capitalized healthy institutions, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.  Alliance Bank currently is considered well capitalized and has a zero assessment rate.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund.  The assessment rate for the third quarter of 2006 was 0.0126% of insured deposits and is adjusted quarterly.  These assessments will continue until the Financing Corporation bonds mature in 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including Alliance Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management is aware of no existing circumstances which would result in termination of Alliance Bank’s deposit insurance.

Deposit Insurance Reform.  On February 8, 2006, President George W. Bush signed into law legislation that merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund, eliminated any disparities in bank and thrift risk-based premium assessments, reduced the administrative burden of maintaining and operating two separate funds and established certain new insurance coverage limits and a mechanism for possible periodic increases.  The legislation also gave the FDIC greater discretion to identify the relative risks all institutions present to the Deposit Insurance Fund and set risk-based premiums.

Major provisions in the legislation include:

•                                          merging the Savings Association Insurance Fund and Bank Insurance Fund, which became effective March 31, 2006;

•                                          maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000.  Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011;

•                                          providing the FDIC with the ability to set the designated reserve ratio within a range of between 1.15% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions;

•                                          providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996, which may be used to offset future premiums with certain limitations; and

•                                          requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.5% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits (when the reserve is greater than 1.35% but no more than 1.5%).

Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%, which will be reviewed annually.  The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. Beginning in 2007, well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) will be grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven basis points.  The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMEL component ratings plus either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt.  Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively.  The Bank anticipates that it will be able to offset its deposit insurance premium for 2007 with the special assessment credit.

Capital Requirements.  The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like Alliance Bank, are not members of the Federal Reserve System.  These requirements are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies.

The FDIC’s capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more.  Under the FDIC’s regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System.  Leverage or core capital is defined as the sum of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

The FDIC also requires that savings banks meet a risk-based capital standard.  The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%.  In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.  The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard.  The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses.  Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets.  Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.

Alliance Bank is also subject to more stringent Department capital guidelines.  Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital.  The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

At December 31, 2006, Alliance Bank’s capital ratios exceeded each of its capital requirements.

Activities and Investments of Insured State-Chartered Banks.  The activities and equity investments of FDIC-insured, state-chartered banks are generally limited to those that are permissible for national banks.  Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank.  An insured state bank is not prohibited from, among other things:

•                                          acquiring or retaining a majority interest in a subsidiary;

•                                          investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets;

•                                          acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions; and

•                                          acquiring or retaining the voting shares of a depository institution if certain requirements are met.

The FDIC has adopted regulations pertaining to the other activity restrictions imposed upon insured state banks and their subsidiaries.  Pursuant to such regulations, insured state banks engaging in impermissible activities may seek approval from the FDIC to continue such activities.  State banks not engaging in such activities but that desire to engage in otherwise impermissible activities either directly or through a subsidiary may apply for approval from the FDIC to do so; however, if such bank fails to meet the minimum capital requirements or the activities present a significant risk to the FDIC insurance funds, such application will not be approved by the FDIC.  Pursuant to this authority, the FDIC has determined that investments in certain majority-owned subsidiaries of insured state banks do not represent a significant risk to the deposit insurance funds.  Investments permitted under that authority include real estate activities and securities activities.

Restrictions on Capital Distributions.  Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions.  These regulations apply to Alliance Mutual Holding Company and Alliance Bancorp.  Under applicable regulations, a savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if:

•                                          the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years;

•                                          the institution would not be at least adequately capitalized following the distribution;

•                                          the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•                                          the institution is not eligible for expedited treatment of its filings with the Office of Thrift Supervision.

If an application is not required to be filed, savings institutions such as Alliance Bank which are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

An institution that either before or after a proposed capital distribution fails to meet its then applicable minimum capital requirement or that has been notified that it needs more than normal supervision may not make any capital distributions without the prior written approval of the Office of Thrift Supervision.  In addition, the Office of Thrift Supervision may prohibit a proposed capital distribution, which would otherwise be permitted by Office of Thrift Supervision regulations, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

The FDIC prohibits an insured depository institution from paying dividends on its capital stock or interest on its capital notes or debentures (if such interest is required to be paid only out of net profits) or distributing any of its capital assets while it remains in default in the payment of any assessment due the FDIC.  Alliance Bank is currently not in default in any assessment payment to the FDIC.

Privacy Requirements of the Gramm-Leach-Bliley Act.  The Gramm-Leach-Bliley Act of 1999 provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies, and other financial institutions operating in the United States.  Among other provisions, the Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties.  Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties.  Alliance Bank currently has a privacy protection policy in place and believes such policy is in compliance with the regulations.

Anti-Money Laundering.  On October 26, 2001, in response to the events of September 11, 2001, the President of the United States signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the USA PATRIOT Act).  The USA PATRIOT Act significantly expands the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities.  Title III of the USA PATRIOT Act provides for a significant overhaul of the U.S. anti-money laundering regime.  Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.  Alliance Bank has established policies and procedures to ensure compliance with the USA PATRIOT Act’s provisions.

Regulatory Enforcement Authority.  Applicable banking laws include substantial enforcement powers available to federal banking regulators.  This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Regulation of Alliance Bancorp and Alliance Mutual Holding Company

General.  Alliance Bancorp and Alliance Mutual Holding Company are subject to regulation as savings and loan holding companies under the Home Owners’ Loan Act, as amended, instead of being subject to regulation as bank holding companies under the Bank Holding Company Act of 1956 because Alliance Bank has made an election under Section 10(l) of the Home Owners’ Loan Act to be treated as a “savings association” for purposes of Section 10 of the Home Owners’ Loan Act.  As a result, Alliance Bancorp and Alliance Mutual Holding Company registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies.  As a subsidiary of a savings and loan holding company, Alliance Bank is subject to certain restrictions in its dealings with Alliance Bancorp and Alliance Mutual Holding Company and affiliates thereof.

Restrictions Applicable to Alliance Bancorp and Alliance Mutual Holding Company.  Because Alliance Bancorp and Alliance Mutual Holding Company operate under federal charters issued by the Office of Thrift Supervision under Section 10(o) of the Home Owners’ Loan Act, they are permitted to engage only in the following activities:

•                                          investing in the stock of a savings institution;

•                                          acquiring a mutual association through the merger of such association into a savings institution subsidiary of such holding company or an interim savings institution subsidiary of such holding company;

•                                          merging with or acquiring another holding company, one of whose subsidiaries is a savings institution;

•                                          investing in a corporation the capital stock of which is available for purchase by a savings institution under federal law or under the law of any state where the subsidiary savings institution or association is located; and

•                                          the permissible activities described below for non-grandfathered savings and loan holding companies.

Activities which are permissible for non-grandfathered savings and loan holding companies include:

•                                          furnishing or performing management services for a subsidiary savings institution;

•                                          conducting an insurance agency or escrow business;

•                                          holding, managing, or liquidating assets owned or acquired from a subsidiary savings institution;

•                                          holding or managing properties used or occupied by a subsidiary savings institution;

•                                          acting as trustee under a deed of trust;

•                                          any other activity (i) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director of the Office of Thrift Supervision, by regulation, prohibits or limits any such activity for savings and loan holding companies, or (ii) in which multiple savings and loan holding companies were authorized by regulation to directly engage in on March 5, 1987;

•                                          purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Director of the Office of Thrift Supervision; and

•                                          any activity permissible for financial holding companies under section 4(k) of the Bank Holding Company Act.

Permissible activities which are deemed to be financial in nature or incidental thereto under section 4(k) of the Bank Holding Company Act include:

•                                          lending, exchanging, transferring, investing for others, or safeguarding money or securities;

•                                          insurance activities or providing and issuing annuities, and acting as principal, agent, or broker;

•                                          financial, investment, or economic advisory services;

•                                          issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly;

•                                          underwriting, dealing in, or making a market in securities;

•                                          activities previously determined by the Federal Reserve Board to be closely related to banking;

•                                          activities that bank holding companies are permitted to engage in outside of the U.S.; and

•                                          portfolio investments made by an insurance company.

In addition, Alliance Bancorp is not permitted to be acquired unless the acquirer is engaged solely in financial activities or to acquire a company unless the company is engaged solely in financial activities.

If a mutual holding company or a mutual holding company subsidiary holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in the activities listed above, and it has a period of two years to cease any non-conforming activities and divest any non-conforming investments.  As of the date hereof, Alliance Mutual Holding Company was not engaged in any non-conforming activities and it did not have any non-conforming investments.

If the subsidiary savings institution fails to meet the Qualified Thrift Lender test set forth in Section 10(m) of the Home Owners’ Loan Act, as discussed below, then the savings and loan holding company must register with the Federal Reserve Board as a bank holding company, unless the savings institution requalifies as a Qualified Thrift Lender within one year thereafter.

Qualified Thrift Lender Test.  Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the Qualified Thrift Lender test by either meeting the Qualified Thrift Lender test set forth in the Home Owners’ Loan Act and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended.  A savings bank subsidiary of a savings and loan holding company that does not comply with the Qualified Thrift Lender test must comply with the following restrictions on its operations:

•                                          the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank;

•                                          the branching powers of the institution shall be restricted to those of a national bank; and

•                                          payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank.

Upon the expiration of three years from the date the institution ceases to meet the Qualified Thrift Lender test, it must cease any activity and not retain any investment not permissible for a national bank (subject to safety and soundness considerations).

Alliance Bank believes that it meets the provisions of the Qualified Thrift Lender test.

Limitations on Transactions with Affiliates.  Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act.  An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution.  In a mutual holding company context, the mutual holding company and mid-tier holding company of a savings institution (such as Alliance Bancorp and Alliance Mutual Holding Company) and any companies which are controlled by such holding companies are affiliates of the savings institution.  Generally, Section 23A limits the extent to which the savings institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus.  Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings institution as those provided to a non-affiliate.  The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions.  Section 23B transactions also include the provision of services and the sale of assets by a savings institution to an affiliate.  In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the Home Owners’ Loan Act prohibits a savings institution from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders.  Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  At December 31, 2006, Alliance Bank was in compliance with the above restrictions.

Restrictions on Acquisitions.  Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the Office of Thrift Supervision, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary.  Except with the prior approval of the Director, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

The Director of the Office of Thrift Supervision may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ; or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

Waivers of Dividends by Alliance Mutual Holding Company.  It is the policy of a number of mutual holding companies to waive the receipt of dividends declared by their subsidiary companies.  Office of Thrift Supervision regulations will require Alliance Mutual Holding Company to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Alliance Bancorp.  The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if the waiver of cash dividends would not be detrimental to the safe and sound operation of the subsidiary institution.  The Company anticipates that Alliance Mutual Holding Company will waive dividends paid by them.  Under Office of Thrift Supervision regulations, public stockholders are not diluted because any dividends waived by a mutual holding company are not considered in determining an appropriate exchange ratio in the event the mutual holding company converts to stock form.

A condition imposed on Alliance Bank by the FDIC in connection with its formation of a mutual holding company required that (1) any dividends waived by the mutual holding company must be retained by the Bank and segregated, earmarked, or otherwise identified on the books and records, and (2) that in the event of a conversion of the mutual holding company to stock form the amount of waived dividends must be taken into account in any valuation of the Bank and mutual holding company and factored into the calculation used in establishing a fair and reasonable basis for exchanging Bank shares for holding company shares, and that such amounts would not be available for payment to minority shareholders of the Bank by any means, including through dividend payments or at liquidation.  The previously imposed condition described above remains enforceable.

The Sarbanes-Oxley Act.  As a public company, Alliance Bancorp is subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing.  The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule-making promulgated by the Securities and Exchange Commission includes:

•                                          the creation of an independent accounting oversight board;

•                                          auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;

•                                          additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•                                          a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company’s independent accountants and that such accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting;

•                                          the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•                                          an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

•                                          the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•                                          the requirement that companies disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not;

•                                          expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•                                          a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•                                          disclosure of a code of ethics and the requirement of filing of a Form 8-K for a change or waiver of such code;

•                                          mandatory disclosure by analysts of potential conflicts of interest; and

•                                          a range of enhanced penalties for fraud and other violations.

Although Alliance Bancorp anticipates that it will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on its results of operations or financial condition.

FEDERAL AND STATE TAXATION

General.  Alliance Bancorp, Alliance Mutual Holding Company and Alliance Bank are subject to federal income tax provisions of the Internal Revenue Code of 1986, as amended, in the same general manner as other corporations with some exceptions listed below.  For federal income tax purposes, Alliance Bancorp intends to file a consolidated federal income tax return with its wholly owned subsidiaries on a fiscal year basis.  The applicable federal income tax expense or benefit will be properly allocated to each subsidiary based upon taxable income or loss calculated on a separate company basis.  Upon completion of the reorganization, Alliance Mutual Holding Company is not permitted to file a consolidated federal income tax return with Alliance Bancorp and/or Alliance Bank.

Method of Accounting.  For federal income tax purposes, income and expenses are reported on the accrual method of accounting and Alliance Bancorp will file its federal income tax return using a December 31 fiscal year end.

Bad Debt Reserves.  The Small Business Job Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.  Prior to that time, Alliance Bank was permitted to establish a reserve for bad debts and to make additions to the reserve.  These additions could, within specified formula limits, be deducted in arriving at taxable income.  As a result of the Small Business Job Protection Act, savings associations must use the specific chargeoff method in computing their bad debt deduction beginning with their 1996 federal tax return.

Taxable Distributions and Recapture.  Prior to the Small Business Job Protection Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Alliance Bank failed to meet certain thrift asset and definitional tests.  New federal legislation eliminated these thrift related recapture rules.  However, under current law, pre-1988 reserves remain subject to recapture should Alliance Bank make certain non-dividend distributions or cease to maintain a savings bank charter.

At December 31, 2006, Alliance Bank’s total federal pre-1988 reserve was approximately $7.1 million.  The reserve reflects the cumulative effects of federal tax deductions for which no federal income tax provisions have been made.

Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”).  The AMT is payable to the extent such AMTI is in excess of an exemption amount.  Net operating losses can offset no more than 90% of AMTI.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  Alliance Bank has been subject to the AMT and as of December 31, 2006, had $888,000 of AMT available as credit for carryover purposes.

Net Operating Loss Carryovers.  Net operating losses incurred in taxable years beginning before August 6, 1997 may be carried back to the three preceding taxable years and forward to the succeeding 15 taxable years.  For net operating losses in years beginning after August 5, 1997, other than 2001 and 2002, such net operating losses can be carried back to the two preceding taxable years and forward to the succeeding 20 taxable years.  Net operating losses arising in 2001 or 2002 may be carried back five years and may be carried forward 20 years.  At December 31, 2006, Alliance Bank had approximately $200,000 and $400,000 in net operating loss carryforwards expiring in 2025 and 2026, respectively, for federal income tax purposes.

Corporate Dividends-Received Deduction.  Alliance Bancorp may exclude from income 100% of dividends received from a member of the same affiliated group of corporations.  The corporate dividends received deduction is 80% in the case of dividends received from corporations, which a corporate recipient owns less than 80%, but at least 20% of the distribution corporation.  Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received.

Other Matters.  Alliance Bank has not been audited by the IRS during the last five years.

Pennsylvania Taxation.  Alliance Bancorp is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax.  The Corporation Net Income Tax rate for fiscal 2005 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments.  In general, the Capital Stock Tax is a property tax imposed at the rate of approximately 0.489% (for 2005) of a corporation’s capital stock value, which is determined in accordance with a fixed formula based upon average net income and net worth.

Alliance Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act (the “MTIT”), as amended to include thrift institutions having capital stock.  Pursuant to the MTIT, the tax rate is 11.5%.  The MTIT exempts Alliance Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers.  The MTIT is a tax upon net earnings, determined in accordance with U.S. generally accepted accounting principles with certain adjustments.  The MTIT, in computing income under U.S. generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of Alliance Bank.  Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes.  At December 31, 2006, the Bank had approximately $200,000, $100,000 and $600,000 in NOL carryforwards expiring in 2007, 2008 and 2009, respectively, for state tax purposes.

Item 1A. Risk Factors

Like all financial companies, the Company’s business and results of operations are subject to a number of risks, many of which are outside of the Company’s control.  In addition to the other information in this report, readers should carefully consider that the following important risk factors, among others, could materially impact the Company’s business and future results of operations.  In addition, in analyzing whether to make or continue an investment in the Company’s securities, investors should consider, among other factors, the following risk factors.

Our Loan Portfolio Includes A Significant Amount of Loans Which Have a Higher Risk of Loss than Conforming, Single-Family Residential Mortgage Loans.

As of December 31, 2006, $108.3 million or 45.4% of our loan portfolio consisted of commercial real estate loans.  In addition, at such date, we had $23.3 million of single-family residential mortgage loans considered subprime loans, generally due to the borrowers’ credit scores being below certain regulatory thresholds, $11.8 million of construction loans and $2.1 million of multi-family residential real estate loans.  Commercial real estate loans, subprime residential mortgage loans, construction loans and multi-family residential mortgage loans all are generally considered to have a higher risk of loss than conforming, single-family residential mortgage loans.  Commercial real estate and multi-family residential real estate loans generally are considered to have a higher risk of loss because repayment of the loans often depends on the successful operation of a business or the underlying property securing the loan.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property’s net income and debt service coverage ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses.  Construction loans generally have a higher risk of loss than single-family residential mortgage loans due primarily to the critical nature of the initial estimates of a property’s value upon completion of construction compared to the estimated costs, including interest, of construction as well as other assumptions.  If the estimates upon which construction loans are made prove to be inaccurate, we may be confronted with projects that, upon completion, have values which are below the loan amounts.  Commercial and multi-family real estate loans and construction loans are also typically larger than single-family residential mortgage loans. The deterioration of one or more of these loans could cause a significant increase in non-performing loans, which could adversely affect our results of operations by requiring us to increase our provisions for loan losses.  The net proceeds from the offering will increase our capital and facilitate our ability to make larger commercial real estate and construction loans by increasing our internal loans to one borrower limits.  We expect to make larger commercial real estate and construction loans and to increase our construction lending activity upon completion of the reorganization and the offering.  By their nature, subprime loans are generally considered to have a greater degree of credit risk than conforming residential mortgage loans because the lower credit score of the borrower may indicate a reduced ability to remain current on loan payments.  As a result of the composition of our loan portfolio, our credit risk profile will be higher than traditional thrift institutions that have higher concentrations of one- to four-family residential loans.

Rising Interest Rates May Hurt Our Profits.

Interest rates were recently at historically low levels.  However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate 17 times from 1.00% to 5.25%.  If interest rates continue to rise, and if rates on our deposits continue to reprice upwards faster than the rates on our loans and investments, we would experience continued compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.  For the year ended December 31, 2004, our average interest rate spread and our net interest margin amounted to 3.00% and 3.23%, respectively.  These ratios have steadily declined since such time.  Our average interest rate spread declined to 2.74% for the year ended December 31, 2005 and to 2.49% for the year ended December 31, 2006.  Correspondingly, our net interest margin decreased to 3.00% and 2.82% for such respective periods.  In addition, increases in interest rates could increase our cost of funds with respect to any new borrowings that we may obtain in the future.

A Significant Percentage of Our Assets Are Invested in Lower Yielding Investments Which Has Hindered and May Continue To Hinder Our Ability To Be More Profitable.

Our results of operations are significantly affected by changes in interest rates and are substantially dependant on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities.  At December 31, 2006, $48.3 million, or 11.8% of our assets were invested in cash or cash equivalents and $102.9 million or 25.1% of our assets were invested in investment and mortgage-backed securities which yield less than would be obtained if such funds were invested in loans. The Bank has maintained a significant portion of its assets in short-term liquid assets to provide flexibility to invest in loans and other higher yielding assets in a rising rate environment, manage interest rate risk and provide interest income with minimal credit risk.

Increases in Market Rates of Interest Could Adversely Affect Our Stockholders’ Equity.

At December 31, 2006, we held approximately $78.7 million in available-for-sale securities, representing 19.2% of our total assets.  Generally accepted accounting principles require that these securities be carried at fair value on our balance sheet.  Unrealized holding gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, net of deferred taxes, is reflected in our stockholders’ equity.  Increases in interest rates will reduce the value of our available-for-sale securities portfolio.

As of December 31, 2006, our available-for-sale securities portfolio had a net unrealized loss of approximately $1.9 million compared to $2.0 million at December 31, 2005.  The decrease in the fair value of our available-for-sale securities affects our stockholders’ equity because it causes an increase in accumulated other comprehensive loss, which is a component of total stockholders’ equity.  Comprehensive income or loss is recorded to represent the impact on stockholders’ equity as if such securities were sold at such time.

A Downturn in the Regional Economy or a Decline in Real Estate Values Could Hurt Our Net Income.

A significant majority of our loans are secured by real estate in the southeastern Pennsylvania.  As a result of this concentration, a downturn in the regional economy could cause significant increases in nonperforming loans, which would hurt our net income.  In recent years, there has been a significant increase in real estate values in our market area.  As a result of rising home prices, our residential loans generally have been well collateralized.  A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss.  Additionally, a decline in real estate values could adversely impact our portfolio of commercial real estate loans and could result in a decline in the origination of such loans.

Strong Competition Within Our Market Area Could Hurt our Profits and Slow Growth.

We face intense competition both in making loans and attracting deposits.  This competition has made it more difficult for us to make new loans and attract deposits.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income.  Competition also makes it more difficult to maintain and improve market share of loans and deposits.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect continued strong competition in the future.  Our profitability depends upon our continued ability to compete successfully in our market area.

We Operate in a Highly Regulated Environment and We May Be Adversely Affected By Changes in Laws and Regulations.

Alliance Bank is subject to extensive regulation, supervision and examination by the Pennsylvania Department of Banking and by the FDIC.  Alliance Bancorp and Alliance Mutual Holding Company are subject to regulation and supervision by the Office of Thrift Supervision.  Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Alliance Bank rather than for holders of Alliance Bancorp common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Alliance Mutual Holding Company Owns a Majority of Alliance Bancorp’s Outstanding Common Stock and is Able to Control the Result of Most Matters Put to a Vote of Alliance Bancorp’s Stockholders.

Alliance Mutual Holding Company owns majority of our common stock, and, through its board of directors, is able to exercise voting control over most matters put to a vote of our stockholders.  The same directors and officers who manage Alliance Bancorp and Alliance Bank also will manage Alliance Mutual Holding Company.  No assurances can be given that Alliance Mutual Holding Company will not take action which the public stockholders believe to be contrary to their interests.  For example, Alliance Mutual Holding Company could approve the implementation of stock benefit plans, prevent a sale or merger transaction or defeat a candidate for Alliance Bancorp’s board of directors or other proposals put forth by the public stockholders.  Moreover, Alliance Mutual Holding Company’s ownership of a majority of the outstanding shares of Alliance Bancorp’s common stock is likely to perpetuate existing management and directors.  In addition, the Office of Thrift Supervision recently proposed that if stock benefit plans are implemented more than one year from an offering conducted by an institution in the mutual holding company format, there would be no specific requirement that stockholders other than the mutual holding company approve such plans.  Accordingly, if such proposal is adopted by the Office of Thrift Supervision and if Alliance Bancorp were to wait for more than one year after completion of its recent offering to implement its new stock option plan and stock recognition and retention plan, the approval of such plans solely by Alliance Mutual Holding Company would be sufficient for such plans to be adopted.

Our Stock Value May Suffer From Federal Regulations Restricting Takeovers.

For three years following the completion of our recent offering (January 30, 2010), Office of Thrift Supervision regulations prohibit any person from acquiring or offering to acquire more than 10% of our common stock without the prior written approval of the Office of Thrift Supervision.  Accordingly, the range of potential acquirors for Alliance Bancorp will be limited which will correspondingly reduce the likelihood that stockholders will be able to realize a gain on their investment through an acquisition of Alliance Bancorp.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties.

Offices and Properties

At December 31, 2006, the Bank conducted its business from its executive offices in Broomall, Pennsylvania and seven nine service offices, all of which are located in southeastern Pennsylvania.

The following table sets forth certain information with respect to the office and other properties of the Bank at December 31, 2006.

Description/Address	Leased/Owned	Net Book Value of Premises and Fixed Assets	Amount of Deposits
		(In Thousands)
MAIN OFFICE

Lawrence Park	Owned	$1,597	$81,347
541 Lawrence Road
Broomall, PA 19008

BRANCH OFFICES

Upper Darby	Leased (1)	34	44,428
69th and Walnut Sts
Upper Darby, PA 19082

Secane	Leased (2)	262	53,596
925 Providence Road
Secane, PA 19018

Newtown Square	Leased (3)	52	22,855
252 & West Chester Pike
Newtown Square, PA 19073

Havertown	Leased (4)	122	43,315
500 E. Township Line Road
Havertown, PA 19083

Lansdowne	Owned	130	24,822
9 E. Baltimore Pike
Lansdowne, PA 19050

Springfield	Leased (5)	550	32,310
153 Saxer Avenue
Springfield, PA 19064

Shoppes at Britton Lake	Leased (6)	303	21,323
979 Baltimore Pike
Glen Mills, PA 19342

Paoli Shopping Center	Leased (7)	93	9,806
82 E. Lancaster Ave.
Paoli, PA 19301

(1)             The lease expires in February 2010.

(2)             The lease expires in April 2011 with one remaining option to extend the lease for ten years.

(3)             The building is owned but the ground is leased.  The lease expires in June 2011 with one remaining options to extend the lease for five years each.  The Bank intends to exercise this option.

(4)             The lease expires in January 2009 with three successive options to extend the lease for five years each.

(5)             The lease expires in September 2015.

(6)             The Bank commenced business at this location in March 2002.  The lease expires in April 2022 with two successive options to extend the lease for five years each.

(7)             This branch opened in January 2005.  The lease expires May 2012.

Item 3.  Legal Proceedings.

The Bank is not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders.

The information required herein is incorporated by reference from the Bank’s definitive proxy statement dated March 30, 2007 (“Definitive Proxy Statement”).

PART II.

Item 5.  Market for Common Equity, and Related Stockholder Matters and Purchases of Equity Securities.

Certain of the information required herein is incorporated by reference from page 51 of the Bank’s 2006 Annual Report to Stockholders (“2006 Annual Report”).

The following graph demonstrates comparison of the cumulative total returns for the common stock of the Company, the SNL Bank and Thrift Index, and the Nasdaq Composite Index since the close of trading of the Company’s common stock on December 31, 2001.  The graph represents $100 invested in the Company’s common stock as of December 31, 2001.  The cumulative total returns do include the payment of dividends by the Company.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Alliance Bancorp, Inc. of Pennsylvania	100.00	86.97	105.19	150.23	101.68	88.36
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL Bank and Thrift Index	100.00	93.96	127.39	142.66	144.89	169.30

Item 6.  Selected Financial Data.

The information required herein is incorporated by reference from pages 5 to 7 of the 2006 Annual Report.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information required herein is incorporated by reference from pages 7 to 22 of the 2006 Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information required herein is incorporated by reference from pages 10 to 12 of the 2006 Annual Report.

Item 8.  Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 7 to 49 of the 2006 Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

The Bank’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Bank’s disclosure controls and procedures are designed to ensure that financial information required to be disclosed by the Bank in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

Certain of the information required herein is incorporated by reference from the Definitive Proxy Statement.

Item 11.  Executive Compensation.

The information required herein is incorporated by reference from the Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required herein is incorporated by reference from the Definitive Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference from the Definitive Proxy Statement

Item 14.  Principal Accounting Fees and Services.

The information required herein is incorporated by reference from the Definitive Proxy Statement

PART III.

Item 15.  Exhibits and Financial Statement Schedules.

   (1) The following financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13):

Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Financial Condition at December 31, 2006 and 2005.
Consolidated Statements of Income for each of the Three Years in the Period
Ended December 31, 2006.
Consolidated Statements of Changes in Stockholders’ Equity for each of the
Three Years in the Period Ended December 31, 2006.
Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended December 31, 2006.
Notes to Consolidated Financial Statements.

  (2) All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

  (3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No	Description
2.1	Agreement and Plan of Reorganization*
2.2	Plan of Additional Stock Issuance*
3.1	Federal Stock Charter of Alliance Bancorp, Inc. of Pennsylvania*
3.2	Bylaws of Alliance Bancorp, Inc. of Pennsylvania*
4.0	Form of Stock Certificate of Alliance Bancorp, Inc. of Pennsylvania*
10.1	Greater Delaware Valley Savings d/b/a Alliance Bank Supplemental Executive Retirement Plan and Participation Agreement*
10.2	Greater Delaware Valley Savings d/b/a Alliance Bank Endorsement Split Dollar Insurance Agreement*
10.3	Form of Agreement between Greater Delaware Savings Bank (doing business as Alliance Bank) and Dennis D. Cirucci and Peter J. Meier*
10.4	Form of Agreement between Greater Delaware Savings Bank (doing business as Alliance Bank) and Suzanne J. Ricci*
13.0	2006 Annual Report to Stockholders
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of the Chief Executive Officer
32.2	Section 906 Certification of the Chief Financial Officer

*                    Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-136853) filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANCORP, INC, OF PENNSYLVANIA

By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Dennis D. Cirucci	March 30, 2007
Dennis D. Cirucci President and Chief Executive Officer (Principal Executive Officer)

/s/Peter J. Meier	March 30, 2007
Peter J. Meier Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/William E. Hecht	March 30, 2007
William E. Hecht Chairman of the Board

/s/J. William Cotter, Jr.	March 30, 2007
J. William Cotter, Jr. Director

/s/John A. Raggi	March 30, 2007
John A. Ragg Director

/s/Philip K. Stonier	March 30, 2007
Philip K. Stonier Director

/s/James S. Carr	March 30, 2007
James S. Carr Director

/s/G. Bradley Rainer	March 30, 2007
G. Bradley Rainer Director

/s/R. Cheston Woolard	March 30, 2007
R. Cheston Woolard Director

/s/Timothy E. Flatley	March 30, 2007
Timothy E. Flatley Director