Form 10-Q
period 2007-03-31
ALLIANCE BANCORP INC OF PENNSYLVANIA
filed 2007-05-10
CIK 1373079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No.:  001-33189

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

(Exact name of registrant as specified in its charter)

Pennsylvania	56-2637804
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

541 Lawrence Road
Broomall, Pennsylvania	19008
(Address)	(Zip Code)

(610) 353-2900

(Registrant’s telephone number, including area code)

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

The number of shares outstanding of Common Stock of the Registrant as of May 8, 2007, was 7,225,000.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Part I — Financial Information

Item 1.                          Financial Statements

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Financial Condition
(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash and cash due from depository institutions	$3,813	$3,105
Interest bearing deposits with depository institutions	50,139	45,177
Total cash and cash equivalents	53,952	48,282

Investment securities available for sale	39,145	35,053
Mortgage-backed securities available for sale	41,657	43,636
Investment securities held to maturity (fair value — 2007, $24,398; 2006, $24,889)	23,806	24,251
Loans receivable — net of allowance for loan losses — 2007, $2,734; 2006, $2,719	237,685	235,761
Loans held for sale	751	125
Accrued interest receivable	1,866	1,932
Premises and equipment - net	3,098	3,143
Federal Home Loan Bank (FHLB) stock-at cost	2,348	2,548
Bank owned life insurance	10,191	10,103
Deferred tax asset	3,803	3,880
Prepaid expenses and other assets	857	1,636

Total Assets	$419,159	$410,350

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing deposits	$18,283	$21,948
Interest bearing deposits	308,004	311,854
Demand notes issued to the U.S. Treasury	294	38
FHLB advances	37,169	37,172
Accrued expenses and other liabilities	5,824	5,838
Total liabilities	369,574	376,850

Stockholders’ Equity
Common stock, $.01 par value; shares authorized — 2007, 15,000,000; 2006, 10,000,000; issued and outstanding — 2007, 7,225,000; 2006, 3,441,383	72	34
Additional paid-in capital	24,060	7,598
Retained earnings — partially restricted	28,792	28,538
Unearned shares held by Employee Stock Ownership Plan (ESOP)	(888)	—
Accumulated other comprehensive loss	(2,451)	(2,670)
Total stockholders’ equity	49,585	33,500

Total Liabilities and Stockholders’ Equity	$419,159	$410,350

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Income
(Dollar amounts in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2007	2006
Interest and Fees and Dividend Income
Loans	$4,073	$3,658
Mortgage-backed securities	495	552
Investment securities	749	797
Balances due from depository institutions	606	182
Total interest and dividend income	5,923	5,189

Interest Expense
Deposits	2,762	1,756
FHLB advances and other borrowed money	587	797
Total interest expense	3,349	2,553
Net Interest Income	2,574	2,636
Provision for Loan Losses	15	15
Net Interest Income After Provision for Loan Losses	2,559	2,621

Other Income
Service charges on deposit accounts	83	69
Management fees	105	120
Other fee income	33	34
Gain on sale of loans	6	—
Gain on sale of OREO	—	97
Increase in cash surrender value of bank owned life insurance	88	92
Total other income	315	412

Other Expenses
Salaries and employee benefits	1,402	1,507
Expenses of premises and equipment	478	438
Advertising and marketing	83	191
Professional fees	110	119
Other noninterest expense	401	406
Total other expenses	2,474	2,661

Income Before Income Taxes	400	372

Income Tax (Benefit) Expense	16	(10)

Net Income	$384	$382

Basic and Diluted Earnings per Share	$0.05	$0.05

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings — Partially Restricted	Unearned Shares Held by ESOP	Accumulated other Comprehensive Loss	Total Stockholder’s Equity	Comprehensive Income (Loss)

Balance, January 1, 2006	$34	$7,598	$28,406	$—	$(1,911)	$34,127
Net income			382			382	$382
Dividends declared			(310)			(310)
Change in net unrealized loss on securities available for sales,-net of tax of $294 and reclassification adjustment					(570)	(570)	(570)
Balance, March 31, 2006	$34	$7,598	$28,478	$—	$(2,481)	$33,629	$(188)

Balance, January 1, 2007	$34	$7,598	$28,538	$—	$(2,670)	$33,500
Proceeds from sale of common stock net of offering costs of approximately $1,573	38	16,462				16,500
Common stock acquired by ESOP				(903)		(903)
ESOP shares committed to be released				15		15
Net income			384			384	$384
Dividends declared			(130)			(130)
Change in net unrealized loss on securities available for sales,-net of tax of $113 and reclassification adjustment					219	219	219
Balance, March 31, 2007	$72	$24,060	$28,792	$(888)	$(2,451)	$49,585	$603

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	For the Three Months Ended
	March 31,
	2007	2006
Operating Activities
Net income	$384	$382
Adjustments to reconcile net income to cash provided by operating activities:
Provision for:
Loan losses	15	15
Depreciation and amortization	165	154
Gain on sale of loans	(6)	—
Gain on sale of OREO	—	(97)
Loans sold in the secondary market	759	—
Origination of loans held for sale	(1,331)	(160)
Deferred tax benefit	(36)	(48)
Changes in assets and liabilities which provided (used) cash:
Accrued expenses and other liabilities	(14)	(117)
Prepaid expenses and other assets	779	75
Increase in cash surrender value of bank owned life insurance	(88)	(92)
Accrued interest receivable	66	(71)
Net cash provided by operating activities	693	41

Investing Activities
Purchase of investment securities-available for sale	(5,000)	(4,000)
Purchase of investment securities-held to maturity	—	(400)
Purchase of mortgage-backed securities	—	(5,091)
Loans originated and acquired	(14,312)	(11,443)
Proceeds from maturities and calls of investment securities	1,444	2,260
Redemption (purchase) of FHLB Stock	200	(6)
Principal repayments of:
Loans	12,324	11,185
Mortgage-backed securities	2,221	2,427
Purchase of premises and equipment	(120)	(155)
Proceeds from sale of OREO	—	1,892
Net cash used in investing activities	(3,243)	(3,331)

Financing Activities
Dividends declared	(130)	(310)
(Decrease) increase in deposits	(7,515)	2,741
Proceeds from sale of common stock	16,500	—
Stock acquired by ESOP	(888)	—
Increase (decrease) in:
Demand notes issued to the U.S. Treasury	256	(25)
FHLB Advances	(3)	(2)
Net cash provided by financing activities	8,220	2,404

Increase (decrease) in Cash and Cash Equivalents	5,670	(886)
Cash and Cash Equivalents, Beginning of Year	48,282	20,956
Cash and Cash Equivalents, End of Year	$53,952	$20,070

Supplemental Disclosures of Cash Flow Information-
Cash paid during the period for:
Interest	$3,349	$2,553
Income taxes	$100	$50

See notes to consolidated financial statements.

ALLIANCE BANCORP, INC OF PENNSYLVANIA AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1) Organization and Basis of Presentation

On January 30, 2007, Alliance Bank (the “Bank”) completed its reorganization to a mid-tier holding company structure and the sale by the mid-tier company, Alliance Bancorp, Inc. of Pennsylvania (“Alliance Bancorp” or the “Company”) of shares of its common stock.  In the reorganization and offering, the Company sold 1,807,339 shares of common stock at a purchase price of $10.00 per share and issued 5,417,661 shares of common stock in exchange for former outstanding shares of the Bank.  Each share of the Bank’s common stock was converted into 2.09945 shares of the Company.  The offering resulted in approximately $16.5 million in net proceeds.  Since Alliance Bancorp had no operations until January 30, 2007, the discussion with respect to 2006 covers the Bank, not the Company.

As a result of the reorganization and offering, Alliance Mutual Holding Company (the “Holding Company”) owns 55% of the outstanding common stock of Alliance Bancorp and minority public stockholders own the remaining 45% of the outstanding common stock of Alliance Bancorp.  The Holding Company is a federally chartered mutual holding company.  The Holding Company and the Company are subject to regulation and supervision of the Office of Thrift Supervision.

The Bank is a community oriented savings bank headquartered in Broomall, Pennsylvania.  The Bank operates a total of nine banking offices located in Delaware and Chester Counties, which are suburbs of Philadelphia.  The Bank’s primary business consists of attracting deposits from the general public and using those funds, together with borrowed funds, to originate loans to its customers and invest in securities such as United States (“U.S.”). Government and agency securities, mortgage-backed securities and municipal obligations.

The Bank is primarily engaged in attracting deposits from the general public through its branch offices and using such deposits primarily to (i) originate and purchase loans secured by first liens on single-family (one-to-four units) residential and commercial real estate properties and (ii) invest in securities issued by the U.S. Government and agencies thereof, municipal and corporate debt securities and certain mutual funds.  The Bank derives its income principally from interest earned on loans, mortgage-backed securities and investments and, to a lesser extent, from fees received in connection with the origination of loans and for other services.  The Bank’s primary expenses are interest expense on deposits and borrowings and general operating expenses.  Funds for activities are provided primarily by deposits, repayments and prepayments of outstanding loans and mortgage-backed securities and other sources.

The Bank is subject to regulation by the Pennsylvania Department of Banking (the “Department”), as its chartering authority and primary regulator, and by the Federal Deposit Insurance Corporation (the “FDIC”), which insures the Bank’s deposits up to applicable limits.

The accompanying unaudited consolidated financial statements of Alliance Bancorp, Inc. of Pennsylvania include the accounts of the Bank and Alliance Delaware Corporation.  The Bank is a wholly owned subsidiary of the Company and Alliance Delaware Corporation is a wholly owned subsidiary of Alliance Bank.  Intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  The statement of financial condition at December 31, 2006, has been derived from audited financial statements but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments consisting of normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results which may be expected for the year ending December 31, 2007 or any other period.  All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. For comparative purposes, prior years’ consolidated financial statements have been reclassified to conform to report classifications of the current year. The reclassifications had no effect on net income.  The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Bank’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2006.

Related Party Transactions

The Bank maintains a lease agreement with the Holding Company for one of its office locations.    The initial lease term expires in September 2015 and the Bank paid $10,500 for both the three months ended March 31, 2007 and 2006, respectively.  In addition, the Bank maintains a management fee agreement with the Holding Company which provides for the sharing of certain public company related expenses.  Such expenses include salaries and benefits, insurance expenses, professional fees and directors fees.  The Bank has received management fees amounting to $105,000 and $120,000 for the three months ended March 31, 2007 and 2006, respectively.

Commitments and Contingencies

Standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount.  The maximum exposure related to these commitments at March 31, 2007 was $544,000 which was secured by cash and marketable securities.

Segment Information

The Company has one reportable segment, “Community Banking.”  All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others.  For example, lending is dependent upon the ability of the Company to fund itself with deposits and other borrowings and manage interest rate and credit risk.  Accordingly, all significant operating decisions are based upon analysis of the Company as one segment or unit.

New Accounting Pronouncements

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not expect it to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of this pronouncement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— including an amendment of FASB Statements No. 115” SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value.   This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  The Company is currently assessing the impact of this pronouncement.

The EITF reached a consensus on EITF Issue No. 06-4, “The Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 addresses whether the postretirement benefit associated with an endorsement split-dollar life insurance arrangement is effectively settled in accordance with Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and APB Opinion No. 12 “Omnibus Opinion—1967” upon entering into such an arrangement. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Management is considering the impact, if any, that may result from the adoption of EITF 06-4.

Earnings Per Share

There are no convertible securities which would affect the net income (numerator) in calculating basic and diluted earnings per share; therefore the net income for the three months ended March 31, 2007 is $384 thousand and net income for the three months ended March 31, 2006 is $382 thousand.  Basic and diluted earnings per share data are based on the weighted-average number of shares outstanding during each period.  Diluted earnings per share are further adjusted for potential common shares that were dilutive and outstanding during the period.  The calculation for the three months ended March 31, 2006 has been adjusted for the exchange and additional share issuance in the reorganization and offering completed on January 30, 2007.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and diluted earnings share computation.

	For the Three Months Ended March 31,
	2007	2006

Net Income	$384,000	$382,000

Weighted average shares outstanding	7,225,000	3,441,383
Exchange rate from offering	—	2.0995
Adjusted weighted average shares outstanding	7,225,000	7,225,000
Average unearned ESOP shares	(88,827)	—
Weighted average shares outstanding — basic	7,136,173	7,225,000
Effect of stock options adjusted for exchange rate	—	1,973
Weighted average shares outstanding — dilutive	7,136,173	7,226,985

Basic earnings per share	$0.05	$0.05
Dilutive earnings per share	$0.05	$0.05

The Company has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet the eligibility requirements as defined in the ESOP.  The ESOP purchased 90,333 shares of common stock in the offering completed on January 30, 2007 using proceeds of a loan from the Company.  The Bank will make quarterly payments of principal and interest over a term of 15 years at a rate of 8.25% to the Company.  The loan is secured by the shares of the stock purchased.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense for the three months ended March 31, 2007 was $15,000.  Shares released for allocation, unreleased shares, and total ESOP shares were 1,506, 88,827, and 90,333, respectively.

Retirement Plans

The Bank has a defined benefit pension plan which covers all full-time employees meeting certain eligibility requirements.  As required under SFAS No. 158 the net pension costs included the following components:

	For the Three Months Ended March 31,
	2007	2006
Net Periodic Benefit Cost
Service Cost	$80,500	$80,424
Interest Cost	65,750	65,678
Expected Return on Plan Assets	(72,009)	(65,235)
Amortization of Transition Obligation/(Asset)	874	874
Amortization of Prior Service Cost	3,171	3,171
Amortization of (Gain)/Loss	16,214	15,088
Net Periodic Benefit Cost	$94,500	$100,000

In July 2000, the Bank entered into a Nonqualified Retirement and Death Benefit Agreement (the “Agreement”) with certain officers of the Bank.  The purpose of the Agreement is to provide the officers with supplemental retirement benefits equal to a specified percentage of final compensation and a pre-retirement death benefit if the officer does not attain the specific age requirement.  A summary of the interim information required under SFAS No. 158 for the Agreement is as follows:

	For the Three Months Ended March 31,
	2007	2006
Net Periodic Benefit Cost
Service Cost	$8,603	$8,136
Interest Cost	53,261	51,952
Expected Return on Plan Assets	—	—
Amortization of Transition Obligation/(Asset)	—	—
Amortization of Prior Service Cost	58,163	58,163
Amortization of (Gain)/Loss	13,813	23,598
Net Periodic Benefit Cost	$133,840	$141,849

Item 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Alliance Bancorp, Inc. of Pennsylvania (the “Company”) may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits hereto and thereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company’s control).  The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.  The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive.  Readers are also cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this report.  The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

General

The Company’s profitability is highly dependent on net interest income.  The components that drive net interest income are the amounts of interest-earning assets and interest-bearing liabilities along with rates earned or paid on such rate sensitive instruments.  The Company manages interest rate exposure by attempting to match asset maturities with liability maturities.  In addition to managing interest rate exposure, the Company also considers the credit risk, prepayment risk and extension risk of certain assets.  The Company maintains asset quality by utilizing comprehensive loan underwriting standards and collection efforts as well as originating or purchasing primarily secured or guaranteed assets.

The Company’s profitability is also affected by fee income, gain or loss on the sale of other real estate owned, general and administrative expenses, provisions for loan losses, other real estate owned and income taxes.

Critical Accounting Policies

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements included elsewhere herein.  These policies are described in Note 2 of the  notes to the consolidated financial statements in the December 31, 2006 annual report to stockholders.  The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP) and to general practices within the banking industry.  Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented.  The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results.  These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense.  Charges against the allowance for loan losses are made when management believes that the collectibility of loan principal is unlikely.  Subsequent recoveries are added to the allowance.  The allowance is an amount that management believes will cover known and inherent losses in the loan portfolio, based on evaluations of the collectibility of loans.  The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions.  This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on our commercial and residential loan portfolios and general amounts for historical loss experience.  All of these estimates may be susceptible to significant change.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance.  Historically, our estimates of the allowance for loan losses have not required significant adjustments from management’s initial estimates.  In addition, the Pennsylvania Department of Banking and the FDIC, as an integral part of their examination processes, periodically review our allowance for loan losses.  The Pennsylvania Department of Banking and the FDIC may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations.  To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

Income Taxes. Management makes estimates and judgments to calculate various tax liabilities and determine the recoverability of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses.  We also estimate a deferred tax asset valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.  These estimates and judgments are inherently subjective.  Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision to our initial estimates.

In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including our past operating results, recent cumulative losses and our forecast of future taxable income.  In determining future taxable income, we make assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business.  Any reduction in estimated future taxable income may require us to record an valuation allowance against our deferred tax assets.  An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

Other than Temporary Impairment of Securities.  The Company is required to perform periodic reviews of individual securities in its investment portfolio to determine whether a decline in the fair value of a security is other than temporary.  A review of other than temporary impairment requires Management to make certain judgments regarding the nature of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery and the Company’s intent and ability to hold the security.  Management evaluates securities for other than temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluations.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  If the decline in the market value of a security is determined to be other than temporary we would recognize the decline as a realized loss on the income statement.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Total assets increased $8.8 million or 2.1% to $419.2 million at March 31, 2007 compared to $410.4 million at December 31, 2006.  This increase was primarily due to a $4.1 million or 11.7% increase in the available for sale investment portfolio, a $5.7 million or 11.7% increase in cash and cash equivalents, a $1.9 million or 0.8% increase in net loans, and a $626,000 increase in loans held for sale. The increase was partially offset by a $2.0 million or 4.5% decrease in mortgage-backed securities available for sale, a $445,000 or 1.8% decrease in investment securities held to maturity, and a $779,000 or 47.6% decrease in prepaid expenses and other assets.

Total liabilities decreased $7.3 million or 1.9% to $369.6 million at March 31, 2007 compared to $376.9 million at December 31, 2006.  This decrease was due to a $3.7 million or 16.7% decrease in non-interest bearing deposits and a $3.9 million or 1.2% decrease in interest bearing deposits. This decrease was partially offset by a $256,000 increase in demand notes issued to the U.S. Treasury from $38,000 at December 31, 2006 to $294,000 at March 31, 2007.

Stockholders’ equity increased $16.1 million to $49.6 million as of March 31, 2007 compared to $33.5 million at December 31, 2006. This increase was primarily due to the reorganization to a mid-tier holding company structure and the sale by the Company of shares of its common stock.  In the reorganization and offering, the Company sold 1,807,339 shares of common stock at a purchase price of $10.00 per share and issued 5,417,661 shares of common stock in exchange for former outstanding shares of Alliance Bank.  Each share of the Bank’s common stock was converted into 2.09945 shares of the Company.  The offering resulted in approximately $15.6 million in net proceeds after shares acquired by the ESOP.

Nonperforming assets, which consist of nonaccruing loans, accruing loans 90 days or more delinquent and other real estate owned (which includes real estate acquired through, or in lieu of, foreclosure) increased to $2.0 million or 0.5% of total assets at March 31, 2007 from $1.6  million or 0.4% of total assets at December 31, 2006.  At March 31, 2007, the $2.0 million of nonperforming assets consisted of $1.1 million of accruing loans 90 days or more delinquent, and $916,000 of nonaccrual loans.  At March 31, 2007, the $916,000 of nonperforming loans consisted of three single family real estate loans.  Management continues to aggressively pursue the collection and resolution of all delinquent loans.  During the three months ended March 31, 2006, two commercial real estate properties were sold, which at December 31, 2005 were recorded at $1.8 million.  The larger of these two properties was sold and settled in January of 2006 and a gain of approximately $100,000 was recorded.  The other property was sold and settled in February of 2006 and a loss of approximately $3,000 was recorded.

At March 31, 2007 and December 31, 2006, the allowance for loan losses amounted to $2.7 million.  At March 31, 2007, the allowance for loan losses amounted to 136.89% of nonperforming loans and 1.13% of total loans receivable, as compared to 174.39% and 1.14%, respectively, at December 31, 2006.

Although management believes that the allowance for loan losses at March 31, 2007 was appropriate based on facts and circumstances available to management at that time, there can be no assurances that additions to the allowance for loan losses will not be necessary in future periods.

Comparison of Results of Operations for the Three Months ended March 31, 2007 and March 31, 2006

General.  Net income increased $2,000 or 0.5% to $384,000 or $0.05 per diluted share for the three months ended March 31, 2007 as compared to $382,000 or $0.05 per diluted share for the same period in 2006.  The increase in net income was primarily due to an increase in interest income and a decrease in other expenses.  These items were offset by an increase in interest expense, a decrease in other income, and an increase in income tax expense.

Net Interest Income.  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income decreased $62,000 or 2.4% during the three months ended March 31, 2007 as compared to the same period in 2006.  This decrease was primarily due to a 26.5% or 81 basis point increase in the average rates paid on interest bearing liabilities and a 3.7% or $12.2 million increase in the average balance of interest bearing liabilities.  The decrease was partially offset by a 7.5% or 42 basis point increase in the average rates earned on interest earning assets and a 6.2% or $22.9 million increase in the average balance of interest earning assets.  As a result, the interest rate spread decreased 39 basis points from 2.54% for the three months ended March 31, 2006 to 2.15% for the three months ended March 31, 2007.  Based on the current market interest rate environment and increased competition, management anticipates continued pressure on the interest rate spread for the second quarter of 2007 which may negatively impact net interest income.

Interest Income.  Interest income increased $734,000 or 14.2% to $5.9 million for the three months ended March 31, 2007, compared to the same period in 2006.  The increase was due to a $415,000 or 11.3% increase in interest income on loans and a $424,000 or 233.0% increase in interest income on balances due from depository institutions.  These increases were offset by a $105,000 or 7.8% decrease in interest income earned on all investment securities.  The increase in interest income on loans was due to a $14.4 million or 6.4% increase in the average balance of the loan portfolio and a 30 basis point or 4.6% increase in the average yield earned on loans.  The increase in interest income on balances due from depository institutions was due to a $29.0 million or 150.1% increase in the average balance of balances due from depository institutions and a 125 basis point or 33.1% increase in the average yield earned on balances due from depository institutions.  The increase in the average balance was primarily due to funds received from the additional stock offering which closed on January 30, 2007.  The decrease in interest income on all investment securities was due to a $20.5 million or 16.4% decrease in the average balance outstanding, partially offset by a 44 basis point or 40.2% increase in the average yield earned.  The decrease in the average balance outstanding and the increase in the average yield earned on all investment securities were primarily due to the maturity of lower yielding investment securities.  During 2006, the Federal Reserve’s increases in the federal funds rate has caused upward movement in short-term market interest rates but has had little or no change in longer-term market interest rates.

Interest Expense.  Interest expense increased $796,000 or 31.2% to $3.4 million for the three months ended March 31, 2007, compared to the same period in 2006.  This increase was due to an increase of $1.0 million or 57.4% in interest expense on deposits, partially offset by a decrease of $210,000 or 26.4% in interest expense on FHLB advances and other borrowings.  The increase in interest expense on deposits was due to a 43.7% or 109 basis point increase in the average rate paid and a $27.0 million or a 9.6% increase in the average balance outstanding.  This portion of interest expense is expected to continue to rise as the Company develops new deposit relationships as well as responds to both the Federal Reserve’s increases in the federal funds rate and local competition.  The decrease in interest expense on FHLB advances and other borrowings was due to a $14.7 million or 27.9% decrease in the average balance outstanding which was partially offset by a 2.2% or 13 basis point increase in the average rate paid. The decrease in the average balance of FHLB advances was primarily attributable to the repayment of a $10.0 million advance in July of 2006 and the maturity and repayment of a $5.0 million advance in December of 2006.  Substantially all $37.2 million in FHLB advances at March 31, 2007 are long-term, and have fixed-rates of interest. The weighted average rate of FHLB advances was 6.18% as of March 31, 2007.  The long-term, fixed-rate advances are subject to significant prepayment penalties upon early repayment and, therefore, management has determined not to repay or refinance such advances at this time.

Average Balances, Net Interest Income and Yields Earned and Rates Paid.  The following average balance sheet table sets forth for the periods indicated, information on the Company regarding:  (i) the total dollar amounts of interest income on interest-earning assets and the resulting average yields; (ii) the total dollar amounts of interest expense on interest-bearing liabilities and the resulting average costs; (iii) net interest income; (iv) interest rate spread; (v) net interest-earning assets (interest-bearing liabilities); (vi) the net yield earned on interest-earning assets; and (vii) the ratio of total interest-earning assets to total interest-bearing liabilities.  Information is based on average daily balances during the periods presented.

	Three Months Ended March 31,
	2007			2006
	Average			Average
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans receivable (1) (2) (3) (4)	$240,936	$4,073	6.76%	$226,519	$3,658	6.46%
Mortgage-backed securities (3) (4)	43,130	495	4.59	48,316	552	4.57
Investment securities (4)	61,379	749	4.88	76,695	797	4.16
Other interest-earning assets	48,264	606	5.02	19,301	182	3.77
Total interest-earning assets	393,709	5,923	6.02	370,831	5,189	5.60
Noninterest-earning assets	22,029			18,813
Total assets	$415,738			$389,644

Interest-bearing liabilities:
Deposits	$308,270	2,762	3.59	$281,288	1,756	2.50
FHLB advances and other borrowings	37,978	587	6.18	52,689	797	6.05
Total interest-bearing liabilities	346,248	3,349	3.87	333,977	2,553	3.06
Noninterest-bearing liabilities	25,470			21,593
Total liabilities	371,718			355,570
Stockholders’ equity	44,020			34,074
Total liabilities and stockholders’ equity	$415,738			$389,644

Net interest-earning assets	$47,461			$36,854
Net interest income/interest rate spread		$2,574	2.15%		$2,636	2.54%
Net yield on interest-earning assets (4)			2.61%			2.84%

(1)             Includes loans held for sale.

(2)             Nonaccrual loans and loan fees have been included.

(3)             Net interest income divided by interest-earning assets.

(4)             The indicated yields are not reflected on a tax equivalent basis.

Provision for Loan Losses.  The provision for loan losses amounted to $15,000 for the three months ended March 31, 2007 and the three months ended March 31, 2006.  Such provisions were primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of nonperforming loans and the current economic environment.

Other Income.  Other income decreased $97,000 or 23.5% to $315,000 for the three months ended March 31, 2007 as compared to the same period in 2006.  The decrease was primarily due to a $97,000 gain on the sale of OREO for the three months ended March 31, 2006, which was not present in 2007.  During the three months ended March 31, 2006, two commercial real estate properties were sold, which at December 31, 2005 were recorded at $1.8 million.  The larger of these two properties was sold and settled in January of 2006 and a gain of approximately $100,000 was realized.  The other property was sold and settled in February of 2006 and a loss of approximately $3,000 was realized.

Other Expenses. Other expenses decreased $187,000 or 7.0% to $2.5 million for the three months ended March 31, 2007 compared to the same period in 2006.  The decrease was primarily due to a $108,000 or 56.6% decrease in advertising and marketing expenses and a $105,000 or 7.0% decrease in salaries and employees benefits.  The decrease in salary can be attributed to lower costs for certain employee benefits.  These decreases were partially offset by a $40,000 or 9.0% increase in expenses of premises and fixed assets.  The increase in premises and fixed assets is primarily attributable to the Bank’s renovation of its Secane branch which was completed in the third quarter of 2006.

Income Tax Expense. Income tax expense (benefit) amounted to $16,000 and $(10,000) for the three months ended March 31, 2007 and 2006, respectively, resulting in effective tax rates of 4.0% and (2.7)%, respectively.  The increase in income tax expense was primarily due to lower tax-exempt income from Bank-owned life insurance and certain tax-exempt securities purchased.

Liquidity and Capital Resources

Liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations.  Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition.  Management attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors.  Any excess funds are invested in overnight and other short-term interest-earning accounts.  Cash flows are generated through the retail deposit market, its traditional funding source, for use in investing activities.  In addition, the borrowings such as Federal Home Loan Bank advances may be utilized for liquidity or profit enhancement.  At March 31, 2007, the Company had $37.2 million of outstanding advances and approximately $137.4 million of additional borrowing capacity from the FHLB of Pittsburgh.  Further, the Company has access to the Federal Reserve Bank discount window.  At March 31, 2007 no such funds were outstanding.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Company.  At March 31, 2007, the total approved loan commitments outstanding amounted to $13.6 million.  At the same date, commitments under unused lines of credit amounted to $27.9 million.  Certificates of deposit scheduled to mature in one year or less at March 31, 2007 totaled $167.9 million.  Management believes that a significant portion of maturing deposits will remain with the Company.  For the quarter ended March 31, 2007, there were no material changes in contractual obligations that were outside of the ordinary course of business.  Management anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

Impact of Inflation and Changing Prices

The unaudited condensed consolidated financial statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.  Unlike most industrial companies, virtually all of the Company’s assets and liabilities are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than does the effect of inflation.

Item 3.                          Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2006 Annual Report to Stockholders.  There has been no material change in the Company’s asset and liability position other than the additional stock offering or the market value of the Company’s portfolio equity since December 31, 2006.

Item 4.                          CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that financial information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II — Other Information

Item 1.  Legal Proceedings

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. One such matter involves a number of related issues arising from a lending relationship with a certain borrower.  In March 2004, the borrower filed a Complaint against the Company alleging that a certain deed in lieu of foreclosure held by the Company in escrow had been wrongfully recorded.  In April of 2006, the Superior Court of Pennsylvania agreed with and upheld the lower court decision dismissing this complaint against the Company. The Company intends to continue to defend itself against any and all litigation concerning this borrower.  In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s consolidated financial statements.  However, there can be no assurance that any of the outstanding legal proceedings and litigation to which the Company is a party will not be decided adversely to the Company’s interests and have a material adverse effect on the consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s December 31, 2006 Annual Report to Shareholders filed on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

(a)          The Annual Meeting of Stockholders was held on April 25, 2007.

(b)         At the Annual Meeting, Messrs. Carr, Rainer, and Woolard were elected as directors.  In addition, Messrs. Cirucci, Cotter, Hecht, Raggi, Stonier, Flatley, and Meier will continue as Directors after the Annual Meeting until their successors are elected and qualified.

(c)          There were 7,225,000 shares of Common Stock of the Company eligible to be voted at the Annual Meeting and 7,225,000 shares were represented at the meeting by the holders thereof, which constituted a quorum.  The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

1.               Election of Directors:

Nominees for three year terms

	FOR	WITHHELD
James S. Carr	6,600,024	223,947
G. Bradley Rainer	6,289,444	534,527
R. Cheston Woolard	6,489,625	334,346

2.               Proposal to ratify the appointment of Beard Miller Company LLP as independent auditor for the year ending December 31, 2007:

FOR	AGAINST	ABSTAIN
6,446,673	368,137	9,161

Item 5.  Other Information

None

Item 6.  Exhibits

(a)          The following exhibits are filed herewith:

Ex. No.	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Date: May 9, 2007	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci
President and Chief Executive Officer

Date: May 9, 2007	By:	/s/ Peter J. Meier
Peter J. Meier Executive Vice President and Chief Financial Officer