Form 10-Q
period 2007-06-30
ALLIANCE BANCORP INC OF PENNSYLVANIA
filed 2007-08-07
CIK 1373079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of Common Stock of the Registrant as of August 6, 2007, was 7,225,000.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Part I — Item 1.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Financial Condition

(Dollar amounts in thousands, except per share data)

	June 30, 2007	December 31, 2006

Assets
Cash and cash due from depository institutions	$3,998	$3,105
Interest bearing deposits with depository institutions	44,712	45,177
Total cash and cash equivalents	48,710	48,282

Investment securities available for sale	45,956	35,053
Mortgage-backed securities available for sale	38,726	43,636
Investment securities held to maturity (fair value—2007, $22,523; 2006, $24,889)	22,279	24,251
Loans receivable—net of allowance for loan losses—2007, $2,754; 2006, $2,719	245,479	235,761
Loans held for sale	676	125
Accrued interest receivable	1,926	1,932
Premises and equipment - net	3,051	3,143
Other real estate owned (OREO)	133	—
Federal Home Loan Bank (FHLB) stock-at cost	2,359	2,548
Bank owned life insurance	10,281	10,103
Deferred tax asset	4,005	3,880
Prepaid expenses and other assets	1,345	1,636

Total Assets	$424,926	$410,350

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing deposits	$18,814	$21,948
Interest bearing deposits	310,825	311,854
Demand notes issued to the U.S. Treasury	770	38
FHLB advances	37,166	37,172
Accrued expenses and other liabilities	7,904	5,838
Total liabilities	375,479	376,850

Stockholders’ Equity
Common stock, $.01 par value; shares authorized—2007, 15,000,000; 2006, 10,000,000; issued and outstanding - 2007, 7,225,000; 2006, 3,441,383	72	34
Additional paid-in capital	24,045	7,598
Retained earnings - partially restricted	29,044	28,538
Unearned shares held by Employee Stock Ownership Plan (ESOP)	(873)	—
Accumulated other comprehensive loss	(2,841)	(2,670)
Total stockholders’ equity	49,447	33,500

Total Liabilities and Stockholders’ Equity	$424,926	$410,350

See notes to consolidated financial statements

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Income

(Dollar amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Interest and Fees and Dividend Income
Loans	$4,188	$3,730	$8,261	$7,389
Mortgage-backed securities	462	575	956	1,126
Investment securities:
Taxable	262	259	452	487
Tax—exempt	269	316	552	649
Dividends	285	261	561	497
Balances due from depository institutions	628	169	1,235	351
Total interest and dividend income	6,094	5,310	12,017	10,499

Interest Expense
Deposits	2,901	1,922	5,663	3,679
FHLB advances and other borrowed money	595	805	1,182	1,601
Total interest expense	3,496	2,727	6,845	5,280

Net Interest Income	2,598	2,583	5,172	5,219
Provision for Loan Losses	25	15	40	30
Net Interest Income After Provision for Loan Losses	2,573	2,568	5,132	5,189

Other Income
Service charges on deposit accounts	84	80	167	148
Management fees	105	120	210	240
Other fee income	44	44	78	78
Gain on sale of loans	16	7	22	7
Gain on sale of OREO	—	25	—	122
Increase in cash surrender value of bank owned life insurance	90	93	178	185
Other	1	—	1	1
Total other income	340	369	655	781

Other Expenses
Salaries and employee benefits	1,379	1,501	2,781	3,009
Expenses of premises and equipment	476	480	954	918
Advertising and marketing	65	158	148	349
Professional fees	124	104	234	223
Other noninterest expense	414	414	815	820
Total other expenses	2,458	2,657	4,932	5,319

Income Before Income Taxes	455	280	855	651

Income Tax Expense (Benefit)	40	(37)	56	(47)

Net Income	$415	$317	$799	$698

Basic and Diluted Earnings per Share	$0.06	$0.04	$0.11	$0.10

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Dollar amounts in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Shares Held by ESOP	Accumulated other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income (Loss)

Balance, January 1, 2006	$34	$7,598	$28,406	$—	$(1,911)	$34,127
Net income			698			698	$698
Dividends declared			(619)			(619)
Change in net unrealized loss on securities available for sales,-net of tax of $424					(823)	(823)	(823)

Balance, June 30, 2006	$34	$7,598	$28,485	$—	$(2,734)	$33,383	$(125)

Balance, January 1, 2007	$34	$7,598	$28,538	$—	$(2,670)	$33,500

Proceeds from sale of common stock net of offering costs of approximately $1,588	38	16,447				16,485
Common stock acquired by ESOP				(903)		(903)
ESOP shares committed to be released				30		30
Net income			799			799	$799
Dividends declared			(293)			(293)
Change in net unrealized loss on securities available for sales,-net of tax of $88					(171)	(171)	(171)

Balance, June 30, 2007	$72	$24,045	$29,044	$(873)	$(2,841)	$49,447	$628

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	For the Six Months Ended June 30,
	2007	2006
Operating Activities
Net income	$799	$698
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Provision for:
Loan losses	40	30
Depreciation and amortization	324	362
Gain on sale of loans	(22)	(7)
Gain on sale of other real estate owned	—	(122)
Loans sold in the secondary market	3,446	1,046
Origination of loans held for sale	(3,580)	(1,046)
Deferred tax (benefit) provision	(38)	57
ESOP shares committed to be released	30	—
Changes in assets and liabilities which provided (used) cash:
Accrued expenses and other liabilities	2,066	76
Prepaid expenses and other assets	291	(1,030)
Increase in cash surrender value of bank owned life insurance	(178)	(185)
Accrued interest receivable	5	(96)
Net cash provided by (used in) operating activities	3,183	(217)

Investing Activities
Purchase of investment securities-available for sale	(13,000)	(6,000)
Purchase of investment securities-held to maturity	—	(400)
Purchase of mortgage-backed securities	—	(5,091)
Loans originated and acquired	(32,985)	(28,216)
Proceeds from maturities and calls of investment securities	3,970	4,430
Proceeds from sale of securities available for sale	—	4,492
Redemption (purchase) of FHLB Stock	189	(197)
Principal repayments of:
Loans	22,699	24,825
Mortgage-backed securities	4,750	4,965
Purchase of premises and equipment	(231)	(413)
Proceeds from sale of other real estate owned	—	1,917
Net cash (used in) provided by investing activities	(14,608)	312

Financing Activities
Dividends paid	(293)	(619)
(Decrease) increase in deposits	(4,162)	3,000
Proceeds from the sale of common stock	16,485	—
Stock acquired by ESOP	(903)	—
Increase (decrease) in:
Demand notes issued to the U.S. Treasury	732	143
FHLB Advances, gross	(6)	(5)
Net cash provided by financing activities	11,853	2,519

Increase in Cash and Cash Equivalents	428	2,614
Cash and Cash Equivalents, Beginning of Period	48,282	20,956
Cash and Cash Equivalents, End of Period	$48,710	$23,570

Supplemental Disclosures of Cash Flow Information-
Cash paid during the period for:
Interest	$6,845	$5,280
Income taxes	$300	$130
Non-cash transfers of loans receivable to other real estate owned	$133	$—

See notes to consolidated financial statements.

ALLIANCE BANCORP, INC OF PENNSYLVANIA AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1) Organization and Basis of Presentation

On January 30, 2007, Alliance Bank (the “Bank”) completed its reorganization to a mid-tier holding company structure and the sale by the mid-tier company, Alliance Bancorp, Inc. of Pennsylvania (“Alliance Bancorp” or the “Company”) of shares of its common stock.  In the reorganization and offering, the Company sold 1,807,339 shares of common stock at $10.00 per share and issued 5,417,661 shares of common stock in exchange for former outstanding shares of the Bank.  Each share of the Bank’s common stock was converted into 2.09945 shares of the Company.  The offering resulted in approximately $16.5 million in net proceeds.  Since Alliance Bancorp had no operations until January 30, 2007, the discussion with respect to 2006 covers the Bank, not the Company.

As a result of the reorganization and offering, Alliance Mutual Holding Company (the “Holding Company”) owns 55% of the outstanding common stock of Alliance Bancorp and minority public stockholders own the remaining 45% of the outstanding common stock of Alliance Bancorp.  The Holding Company is a federally chartered mutual holding company.  The Holding Company and the Company are subject to regulation and supervision by the Office of Thrift Supervision.

The Bank is a community oriented savings bank headquartered in Broomall, Pennsylvania.  The Bank operates a total of nine banking offices located in Delaware and Chester Counties, which are suburbs of Philadelphia.  The Bank’s primary business consists of attracting deposits from the general public and using those funds, together with borrowed funds, to originate loans to its customers and invest in securities such as United States (“U.S.”) government and agency securities, mortgage-backed securities and municipal obligations.

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

The accompanying unaudited consolidated financial statements of Alliance Bancorp, Inc. of Pennsylvania include the accounts of the Company, Bank and Alliance Delaware Corporation.  The Bank is a wholly owned subsidiary of the Company and Alliance Delaware Corporation is a wholly owned subsidiary of Alliance Bank.  Intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  The statement of financial condition at December 31, 2006, has been derived from audited financial statements but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments, consisting of normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results which may be expected for the year ending December 31, 2007 or any other period.  All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. For comparative purposes, prior years’ consolidated financial statements have been reclassified to conform to report classifications of the current year. The reclassifications had no effect on net income.  The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Bank’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2006.

Related Party Transactions

The Bank maintains a lease agreement with the Holding Company for one of its office locations.    The initial lease term expires in September 2015 and the Bank has paid $10,500 and $21,000 for both the three and six months ended June 30, 2007 and June 30, 2006, respectively. In addition, the Bank maintains a management fee agreement with the Holding Company which provides for the sharing of certain public company related expenses.  Such expenses include salaries and benefits, insurance expenses, professional fees and directors’ fees.  The Bank has received management fees amounting to $105,000 and $210,000 for the three and six months ended June 30, 2007 and $120,000 and $240,000 for the three and six month periods ended June 30, 2006, respectively.

Commitments and Contingencies

Standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount.  The maximum exposure related to these commitments at June 30, 2007 was $578,000 which was secured by real estate, cash and marketable securities.   These commitments are not recorded as a liability in the Company’s financial statements.

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

New Accounting Pronouncements

In June 2007, the AICPA issued Statement of Position (“SOP”) No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide Investment Companies must be applied by an entity and whether those accounting principles must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. The SOP is effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged.  The Company is currently evaluating the effect of adopting SOP 07-1 on our Consolidated Financial Statements.

In May 2007, the FASB directed the FASB Staff to issue FASB Staff Position No. FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies” (“FSP FIN 46(R)-7”). FSP FIN 46(R)-7 makes permanent the temporary deferral of the application of the provisions of FIN 46(R) to unregistered investment companies, and extends the scope exception from applying FIN 46(R) to include registered investment companies. FSP FIN 46(R)-7 is effective upon adoption of SOP 07-1. The Company is currently evaluating the effect of adopting FSP FIN 46(R)-7 on our Consolidated Financial Statements.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued FASB Staff Position (FSP) FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No 106 and to the Related Staff Implementation Guides.” This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical corrections to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The conforming amendments in this FSP shall be applied upon adoption of SFAS No. 158. The Company does not expect the adoption of FSP FAS 158-1 will have a material impact on the consolidated financial statements or disclosures.

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

Earnings Per Share

There are no convertible securities which would affect the net income (numerator) in calculating basic and diluted earnings per share.  Basic and diluted earnings per share data are based on the weighted-average number of shares outstanding during each period.  Diluted earnings per share are further adjusted for potential common shares that were dilutive and outstanding during the period.  The calculation for the three and six months ended June 30, 2006 has been adjusted for the exchange and additional share issuance in the reorganization and offering completed on January 30, 2007.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and diluted earnings per share computation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Net Income	$415,000	$317,000	$799,000	$698,000

Weighted average shares outstanding	7,225,000	3,441,383	7,225,000	3,441,383
Exchange rate from offering	—	2.0995	—	2.0995
Adjusted weighted average shares outstanding	7,225,000	7,225,000	7,225,000	7,225,000
Average unearned ESOP shares	(88,075)	—	(88,827)	—
Weighted average shares outstanding—basic	7,136,925	7,225,000	7,136,173	7,225,000
Effect of stock options adjusted for exchange rate	—	—	—	940
Weighted average shares outstanding—dilutive	7,136,925	7,225,000	7,136,173	7,226,985

Basic earnings per share	$0.06	$0.04	$0.11	$0.10
Dilutive earnings per share	$0.06	$0.04	$0.11	$0.10

The Company has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet the eligibility requirements as defined in the ESOP.  The ESOP purchased 90,333 shares of common stock in the offering completed on January 30, 2007 using proceeds of a loan from the Company.  The Bank will make quarterly payments of principal and interest over a term of 15 years at a rate of 8.25% to the Company.  The loan is secured by the shares of Company common stock purchased.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense for the three and six months ended June 30, 2007 was $15,000 and $30,000, respectively.  For the three months ended June 30, 2007 shares released for allocation, average unearned ESOP shares, and total ESOP shares were 1,506, 88,075, and 90,333, respectively.  For the six months ended June 30, 2007 shares released for allocation, average unearned ESOP shares, and total ESOP shares were 3,011, 88,827, and 90,333, respectively.

Retirement Plans

The Bank has a defined benefit pension plan which covers all full-time employees meeting certain eligibility requirements.  As required under SFAS No. 158 the net pension costs included the following components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Net Periodic Benefit Cost
Service Cost	$73,842	$80,424	$154,342	$160,848
Interest Cost	51,703	65,678	117,453	131,356
Expected Return on Plan Assets	(49,442)	(85,235)	(121,451)	(150,470)
Amortization of Transition Obligation/(Asset)	874	874	1,748	1,748
Amortization of Prior Service Cost	3,171	3,171	6,342	6,342
Amortization of (Gain)/Loss	(6,648)	15,088	9,566	30,176
Total Periodic Benefit Cost	$73,500	$80,000	$168,000	$180,000

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Net Periodic Benefit Cost
Service Cost	$8,603	$8,136	$17,206	$16,272
Interest Cost	53,261	51,952	106,522	103,904
Expected Return on Plan Assets	—	—	—	—
Amortization of Transition Obligation/(Asset)	—	—	—	—
Amortization of Prior Service Cost	58,163	58,163	116,326	116,326
Amortization of (Gain)/Loss	13,813	23,598	27,626	47,196
Net Periodic Benefit Cost	$133,840	$141,849	$267,680	$283,698

Part I — Item 2.

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

The Company’s profitability is also affected by fee income, gain or loss on the sale of other real estate owned, general and administrative expenses, provisions for loan losses, other real estate owned expenses and income taxes.

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

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Total assets increased $14.6 million or 3.6% to $424.9 million at June 30, 2007 compared to $410.3 million at December 31, 2006.  This increase was primarily due to a $10.9 million or 31.1% increase in the available for sale investment portfolio and a $9.7 million or 4.1% increase in net loans. The increase was partially offset by a $4.9 million or 11.3% decrease in mortgage-backed securities available for sale and a $2.0 million or 8.1% decrease in investment securities held to maturity.

Total liabilities decreased $1.4 million or 0.4% to $375.5 million at June 30, 2007 compared to $376.9 million at December 31, 2006.  This decrease was due to a $3.1 million or 14.3% decrease in non-interest bearing deposits and a $1.0 million or 0.3% decrease in interest bearing deposits. This decrease was partially offset by a $732,000 increase in demand notes issued to the U.S. Treasury from $38,000 at December 31, 2006 to $770,000 at June 30, 2007.

Stockholders’ equity increased $16.0 million to $49.4 million as of June 30, 2007 compared to $33.5 million at December 31, 2006. This increase was primarily due to the reorganization to a mid-tier holding company structure and the sale by the Company of shares of its common stock.  In the reorganization and offering, the Company sold 1,807,339 shares of common stock at a price of $10.00 per share and issued 5,417,661 shares of common stock in exchange for former outstanding shares of Alliance Bank.  Each share of the Bank’s common stock was converted into 2.09945 shares of the Company.  The offering resulted in approximately $15.6 million in net proceeds after shares acquired by the ESOP.

Nonperforming assets, which consist of nonaccruing loans, accruing loans 90 days or more delinquent and other real estate owned (which includes real estate acquired through, or in lieu of, foreclosure) increased to $1.7 million or 0.4% of total assets at June 30, 2007 from $1.6  million or 0.4% of total assets at December 31, 2006.  At June 30, 2007, the $1.7 million of nonperforming assets consisted of $605,000 of accruing loans 90 days or more delinquent, $914,000 of nonaccrual loans, and $133,000 of other real estate owned.  Management continues to aggressively pursue the collection and resolution of all delinquent loans.

At June 30, 2007 and December 31, 2006, the allowance for loan losses amounted to $2.8 million and $2.7 million, respectively.  At June 30, 2007, the allowance for loan losses amounted to 181.29% of nonperforming loans and 1.11% of total loans receivable, as compared to 174.39% and 1.14%, respectively, at December 31, 2006.

Although management believes that the allowance for loan losses at June 30, 2007 was appropriate based on facts and circumstances available to management at that time, there can be no assurances that additions to the allowance for loan losses will not be necessary in future periods.

Comparison of Results of Operations for the Three and Six Months ended June 30, 2007 and June 30, 2006

General.  Net income increased $98,000 or 30.1% to $415,000 or $0.06 per diluted share for the three months ended June 30, 2007 as compared to $317,000 or $0.04 per diluted share for the same period in 2006.  The increase in net income was primarily due to an increase in interest income and a decrease in other expenses.  This item was offset by an increase in income tax expense.

Net income increased $101,000 or 14.4% to $799,000 or $0.11 per diluted share for the six months ended June 30, 2007 as compared to $698,000 or $0.10 per diluted share for the same period in 2006.  The increase in net income was primarily due to an increase in interest income and a decrease in other expenses.  These items were offset by an increase in interest expense, a decrease in other income, and an increase in income tax expense.

Net Interest Income.  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income increased $15,000 or 0.6% during the three months ended June 30, 2007 as compared to the same period in 2006.  This increase was primarily due to a 6.1% or 35 basis point increase in the average rates earned on interest earning assets and an 8.3% or $30.5 million increase in the average balance of interest earning assets.  The increase was partially offset by a 23.3% or 76 basis point increase in the average rates paid on interest bearing liabilities and a 4.0% or $13.4 million increase in the average balance of interest bearing liabilities.  As a result, the interest rate spread decreased 42 basis points from 2.48% for the three months ended June 30, 2006 to 2.06% for the three months ended June 30, 2007.  Based on the current market interest rate environment and increased competition, management anticipates continued pressure on the interest rate spread for the third quarter of 2007 which may negatively impact net interest income.

Net interest income decreased $47,000 or 0.9% during the six months ended June 30, 2007 as compared to the same period in 2006.  This decrease was primarily due to a 25.0% or 79 basis point increase in the average rates paid on interest bearing liabilities and a 3.8% or $12.5 million increase in the average balance of interest bearing liabilities.  The decrease was partially offset by a 6.7% or 38 basis point increase in the average rates earned on interest earning assets and a 7.2% or $26.7 million increase in the average balance of interest earning assets.  As a result, the interest rate spread decreased 41 basis points from 2.51% for the six months ended June 30, 2006 to 2.10% for the six months ended June 30, 2007.  Based on the current market interest rate environment and increased competition, management anticipates continued pressure on the interest rate spread for the third quarter of 2007 which may negatively impact net interest income.

Interest Income.  Interest income increased $784,000 or 14.8% to $6.1 million for the three months ended June 30, 2007, compared to the same period in 2006.  The increase was due to a $458,000 or 12.3% increase in interest income on loans and a $459,000 or 271.6% increase in interest income on balances due from depository institutions.  These increases were partially offset by a $113,000 or 19.7% decrease in interest income earned on mortgage-backed securities and a $20,000 or 2.4% decrease in interest earned on investment securities.  The increase in interest income on loans was due to a $16.6 million or 7.3% increase in the average balance of the loan portfolio and a 31 basis point or 4.6% increase in the average yield earned on loans.  The increase in interest income on balances due from depository institutions was due to a $33.5 million or 215.3% increase in the average balance of balances due from depository institutions and a 78 basis point or 17.1% increase in the average yield earned on balances due from depository institutions.  The increase in the average balance was primarily due to funds received from the additional stock offering which closed on January 30, 2007.  The decrease in interest income on mortgage-backed securities was due to a $8.8 million or 17.8% decrease in the average balance outstanding and an 11 basis decrease point in the average yield earned.  The decrease in interest income on investment securities was due to an $10.9 million or 14.2% decrease in the average balance outstanding, partially offset by a 59 basis increase point in the average yield earned.  During 2006, the Federal Reserve’s increases in the federal funds rate has caused upward movement in short-term market interest rates but has had little change in longer-term market interest rates.

Interest income increased $1.5 million or 14.5% to $12.0 million for the six months ended June 30, 2007, compared to the same period in 2006.  The increase was due to an $872,000 or 11.8% increase in interest income on loans and an $883,000 or 251.6% increase in interest income on balances due from depository institutions.  These increases were partially offset by a $170,000 or 15.1% decrease in interest income earned on mortgage-backed securities and a $68,000 or 4.2% decrease in interest earned on investment securities. The increase in interest income on loans was due to a $15.5 million or 6.8% increase in the average balance of the loan portfolio and a 30 basis point or 4.6% increase in the average yield earned on loans.  The increase in interest income on balances due from depository institutions was due to a $31.3 million or 179.2% increase in the average balance of balances due from depository institutions and a 104 basis point or 25.8% increase in the average yield earned on balances due from depository institutions.  The increase in the average balance was primarily due to funds received from the additional stock offering which closed on January 30, 2007.  The decrease in interest income on mortgage-backed securities was due to a $7.0 million or 14.3% decrease in the average balance outstanding and a four basis point decrease in the average yield earned.  The decrease in interest income on investment securities was due to a $13.1 million or 17.1% decrease in the average balance outstanding, partially offset by a 66 basis increase point in the average yield earned.  During 2006, the Federal Reserve’s increases in the federal funds rate has caused upward movement in short-term market interest rates but has had little change in longer-term market interest rates.

Interest Expense.  Interest expense increased $769,000 or 28.2% to $3.5 million for the three months ended June 30, 2007, compared to the same period in 2006.  This increase was due to an increase of $979,000 thousand or 50.9% in interest expense on deposits, partially offset by a decrease of $210,000 or 26.1% in interest expense on FHLB advances and other borrowings.  The increase in interest expense on deposits was due to a 37.0% or 102 basis point increase in the average rate paid and a $28.4 million or a 10.1% increase in the average balance outstanding.  This portion of interest expense is expected to continue to rise as the Company develops new deposit relationships and responds to local competition.  The decrease in interest expense on FHLB advances and other borrowings was due to a $15.0 million or 28.6% decrease in the average balance outstanding which was partially offset by a 3.6% or 22 basis point increase in the average rate paid. The decrease in the average balance of FHLB advances was primarily attributable to the repayment of a $10.0 million advance in July of 2006 and the maturity and repayment of a $5.0 million advance in December of 2006.  Substantially all $37.2 million in FHLB advances at June 30, 2007 are long-term, and have fixed-rates of interest. The weighted average rate of FHLB advances for the three months ended June 30, 2007 was 6.36%.  The long-term, fixed-rate advances are subject to significant prepayment penalties upon early repayment and, therefore, management has determined not to repay or refinance such advances at this time.

Interest expense increased $1.6 million or 29.6% to $6.8 million for the six months ended June 30, 2007, compared to the same period in 2006.  This increase was due to an increase of $2.0 million or 53.9% in interest expense on deposits, partially offset by a decrease of $419,000 or 26.2% in interest expense on FHLB advances and other borrowings.  The increase in interest expense on deposits was due to a 40.2% or 104 basis point increase in the average rate paid and a $27.7 million or a 9.8% increase in the average balance outstanding.  This portion of interest expense is expected to continue to rise as the Company develops new deposit relationships and responds to local competition.  The decrease in interest expense on FHLB advances and other borrowings was due to a $14.4 million or 27.4% decrease in the average balance outstanding which was partially offset by a 3.8% or 23 basis point increase in the average rate paid. The decrease in the average balance of FHLB advances was primarily attributable to the factors stated above.  The weighted average rate of FHLB advances for the six months ended June 30, 2007 was 6.32%.

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

Alliance Bancorp. Inc. of Pennsylvania

Average Balance Sheet

	Three Months Ended June 30,
	2007			2006
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (2) (3) (4)	$245,001	$4,188	6.84%	$228,380	$3,730	6.53%
Mortgage-backed securities (3) (4)	40,421	462	4.57	49,193	575	4.68
Investment securities (4)	65,758	816	4.96	76,608	836	4.37
Other interest-earning assets	49,109	628	5.12	15,575	169	4.34
Total interest-earning assets	400,289	6,094	6.09	369,756	5,310	5.31
Noninterest-earning assets	21,479			19,939
Total assets	$421,768			$389,695

Interest-bearing liabilities:
Deposits	$309,792	2,901	3.75	$281,413	1,922	2.73
FHLB advances and other borrowings	37,434	595	6.36	52,455	805	6.14
Total interest-bearing liabilities	347,226	3,496	4.03	333,868	2,727	3.27
Noninterest-bearing liabilities	24,981			22,354
Total liabilities	372,207			356,222
Stockholders’ equity	49,561			33,473
Total liabilities and stockholders’ equity	$421,768			$389,695

Net interest-earning assets	$52,457			$35,888
Net interest income/interest rate spread		$2,598	2.06%		$2,583	2.48%
Net yield on interest-earning assets (4)			2.60%			2.79%

(1)             Includes loans held for sale.

(2)             Nonaccrual loans and loan fees have been included.

(3)             Net interest income divided by interest-earning assets.

(4)             The indicated yields are not reflected on a tax equivalent basis.

Alliance Bancorp. Inc. of Pennsylvania

Average Balance Sheet

	Six Months Ended June 30,
	2007			2006
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (2) (3) (4)	$242,980	$8,261	6.80%	$227,450	$7,389	6.50%
Mortgage-backed securities (3) (4)	41,769	956	4.58	48,755	1,126	4.62
Investment securities (4)	63,581	1,565	4.92	76,652	1,633	4.26
Other interest-earning assets	48,689	1,235	5.07	17,438	351	4.03
Total interest-earning assets	397,019	12,017	6.05	370,295	10,499	5.67
Noninterest-earning assets	21,751			19,375
Total assets	$418,770			$389,670

Interest-bearing liabilities:
Deposits	$309,040	5,663	3.66	$281,352	3,679	2.62
FHLB advances and other borrowings	37,406	1,182	6.32	52,572	1,601	6.09
Total interest-bearing liabilities	346,446	6,845	3.95	333,924	5,280	3.16
Noninterest-bearing liabilities	25,518			21,974
Total liabilities	371,964			355,898
Stockholders’ equity	46,806			33,772
Total liabilities and stockholders’ equity	$418,770			$389,670

Net interest-earning assets	$49,829			$36,371
Net interest income/interest rate spread		$5,172	2.10%		$5,219	2.51%
Net yield on interest-earning assets (4)			2.60%			2.82%

(1)             Includes loans held for sale.

(2)             Nonaccrual loans and loan fees have been included.

(3)             Net interest income divided by interest-earning assets.

(4)             The indicated yields are not reflected on a tax equivalent basis.

Provision for Loan Losses.  The provision for loan losses amounted to $25,000 and $15,000 for the three months ended June 30, 2007 and 2006, respectively.  The provision for loan losses amounted to $40,000 and $30,000 for the six months ended June 30, 2007 and 2006, respectively.  Such provisions were primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of nonperforming loans and the current economic environment.

Other Income.  Other income decreased $29,000 or 7.9% to $340,000 for the three months ended June 30, 2007 as compared to the same period in 2006.  As discussed further below, the decrease was primarily due to a $25,000 gain on the sale of OREO for the three months ended June 30, 2006, which was not present in 2007.

Other income decreased $126,000 or 16.1% to $655,000 for the six months ended June 30, 2007 as compared to the same period in 2006.  The decrease was primarily due to a $122,000 gain on the sale of OREO for the six months ended June 30, 2006, which was not present in 2007.  During the six months ended June 30, 2006, the Bank sold two commercial real estate properties, which at December 31, 2005 were recorded at $1.8 million.  The larger of these two properties was sold and settled in January of 2006 and the Bank realized a gain of approximately $100,000.  The other property was sold and settled in February of 2006 and the Bank realized a loss of approximately $3,000.  In June of 2006 the Bank recognized an additional gain of $25,000 related to these properties.

Other Expenses. Other expenses decreased $199,000 or 7.5% to $2.5 million for the three months ended June 30, 2007 compared to the same period in 2006.  The decrease was primarily due to a $93,000 or 58.9% decrease in advertising and marketing expenses and a $122,000 or 8.1% decrease in salaries and employees benefits.  The decrease in advertising and marketing was attributed to the Company’s reduced focus on media and newspaper advertising.  The decrease in salaries and employee benefits was attributed to a higher level of officers in 2006 compared to 2007 primarily due to scheduled retirements.  These decreases were partially offset by a $20,000 or 19.2% increase in professional fees.

Other expenses decreased $387,000 or 7.3% to $4.9 million for the six months ended June 30, 2007 compared to the same period in 2006.  The decrease was primarily due to a $201,000 or 57.6% decrease in advertising and marketing expenses and a $228,000 or 7.6% decrease in salaries and employees benefits.  The decrease in advertising and marketing was attributed to the Company’s reduced focus on media and newspaper advertising.  The decrease in salaries and employee benefits was attributed to a higher level of officers in 2006 compared to 2007 primarily due to scheduled retirements.  These decreases were partially offset by a $36,000 or 3.9% increase in expenses of premises and equipment expenses.  The increase in premises and equipment expenses was primarily attributable to the Bank’s renovation of its Secane branch which was completed in the third quarter of 2006.

Income Tax Expense. Income tax expense (benefit) amounted to $40,000 and $(37,000) for the three months ended June 30, 2007 and 2006, respectively, resulting in effective tax rates of 8.8% and (13.2)%, respectively.  The increase in income tax expense was primarily due to lower tax-exempt income from Bank-owned life insurance and certain tax-exempt securities purchased.

Income tax expense (benefit) amounted to $56,000 and $(47,000) for the six months ended June 30, 2007 and 2006, respectively, resulting in effective tax rates of 6.6% and (7.2)%, respectively.  The increase in income tax expense was primarily due to lower tax-exempt income from Bank-owned life insurance and certain tax-exempt securities purchased.

Liquidity and Capital Resources

Liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations.  Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition.  Management attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors.  Any excess funds are invested in overnight and other short-term interest-earning accounts.  Cash flows are generated through the retail deposit market, its traditional funding source, for use in investing activities.  In addition, the borrowings such as Federal Home Loan Bank advances may be utilized for liquidity or profit enhancement.  At June 30, 2007, the Company had $37.2 million of outstanding advances and approximately $140.3 million of additional borrowing capacity from the FHLB of Pittsburgh.  Further, the Company has access to the Federal Reserve Bank discount window.  At June 30, 2007, no such funds were outstanding.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Company.  At June 30, 2007, the total approved loan commitments outstanding amounted to $18.7 million.  At the same date, commitments under unused lines of credit amounted to $29.3 million.  Certificates of deposit scheduled to mature in one year or less at June 30, 2007 totaled $176.2 million.  Management believes that a significant portion of maturing deposits will remain with the Company.  For the quarter ended June 30, 2007, there were no material changes in contractual obligations that were outside of the ordinary course of business.  Management anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

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

Part 1 — Item 3.

Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2006 Annual Report to Stockholders.  There has been no material change in the Company’s asset and liability position, other than the funds received in the additional stock offering, or the market value of the Company’s portfolio equity since December 31, 2006.

Part 1 — Item 4.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s December 31, 2006 Annual Report to Stockholders filed on Form 10-K.

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

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Date: August 7, 2007	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci, President and Chief Executive Officer

Date: August 7, 2007	By:	/s/ Peter J. Meier
Peter J. Meier, Executive Vice President and Chief Financial Officer