Form 10-Q
period 2007-09-30
ALLIANCE BANCORP INC OF PENNSYLVANIA
filed 2007-11-13
CIK 1373079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of Common Stock of the Registrant as of November 12, 2007, was 7,225,000.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Part I — Item 1.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

(Dollar amounts in thousands, except per share data)

	September 30, 2007	December 31, 2006
Assets
Cash and cash due from depository institutions	$4,945	$3,105
Interest bearing deposits with depository institutions	42,959	45,177
Total cash and cash equivalents	47,904	48,282

Investment securities available for sale	46,195	35,053
Mortgage-backed securities available for sale	36,993	43,636
Investment securities held to maturity (fair value - 2007, $22,032; 2006, $24,889)	21,620	24,251
Loans receivable - net of allowance for loan losses - 2007, $2,786; 2006, $2,719	246,788	235,761
Loans held for sale	100	125
Accrued interest receivable	2,018	1,932
Premises and equipment — net	2,975	3,143
Federal Home Loan Bank (FHLB) stock-at cost	2,342	2,548
Bank owned life insurance	10,371	10,103
Deferred tax asset	3,896	3,880
Prepaid expenses and other assets	1,127	1,636

Total Assets	$422,329	$410,350

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing deposits	$15,729	$21,948
Interest bearing deposits	312,931	311,854
Demand notes issued to the U.S. Treasury	104	38
FHLB advances	37,164	37,172
Accrued expenses and other liabilities	6,148	5,838
Total liabilities	372,076	376,850

Stockholders’ Equity
Common stock, $.01 par value; shares authorized — 2007, 15,000,000; 2006, 10,000,000; issued and outstanding - 2007, 7,225,000; 2006, 3,441,383	72	34
Additional paid-in capital	24,045	7,598
Retained earnings - partially restricted	29,334	28,538
Unearned shares held by Employee Stock Ownership Plan (ESOP)	(858)	—-
Accumulated other comprehensive loss	(2,340)	(2,670)
Total stockholders’ equity	50,253	33,500

Total Liabilities and Stockholders’ Equity	$422,329	$410,350

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollar amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Interest and Dividend Income
Loans	$4,351	$4,043	$12,612	$11,432
Mortgage-backed securities	438	541	1,394	1,668
Investment securities:
Taxable	355	242	808	728
Tax — exempt	255	292	806	941
Dividends	287	273	848	771
Balances due from depository institutions	524	130	1,759	480
Total interest and dividend income	6,210	5,521	18,227	16,020

Interest Expense
Deposits	2,965	2,143	8,628	5,822
FHLB advances and other borrowed money	601	709	1,783	2,310
Total interest expense	3,566	2,852	10,411	8,132

Net Interest Income	2,644	2,669	7,816	7,888
Provision for Loan Losses	35	15	75	45
Net Interest Income After Provision for Loan Losses	2,609	2,654	7,741	7,843

Other Income
Service charges on deposit accounts	84	81	251	230
Management fees	105	120	315	360
Other fee income	38	33	115	111
Gain on sale of loans	5	3	27	10
Gain on sale of OREO	21	—	21	122
Increase in cash surrender value of bank owned life insurance	91	89	269	274
Other	—	1	1	1
Total other income	344	327	999	1,108

Other Expenses
Salaries and employee benefits	1,381	1,403	4,162	4,412
Expenses of premises and equipment	471	484	1,425	1,403
Advertising and marketing	65	180	213	529
Professional fees	107	78	342	300
Other noninterest expense	413	388	1,227	1,207
Total other expenses	2,437	2,533	7,369	7,851

Income Before Income Taxes	516	488	1,371	1,100

Income Tax Expense (Benefit)	63	30	119	(17)

Net Income	$453	$418	$1,252	$1,117

Basic and Diluted Earnings per Share	$0.06	$0.06	$0.18	$0.15

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Shares Held by ESOP	Accumulated other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income
Balance, January 1, 2006	$34	$7,598	$28,406	$—	$(1,911)	$34,127
Net income			1,117			1,117	$1,117
Dividends declared ($0.13 per share)			(929)			(929)
Change in net unrealized loss on securities available for sale,-net of tax of $6					11	11	11

Balance, September 30, 2006	$34	$7,598	$28,594	$—	$(1,900)	$34,326	$1,128
Balance, January 1, 2007	$34	$7,598	$28,538	$—	$(2,670)	$33,500
Proceeds from sale of common stock net of offering costs of approximately $1,588	38	16,447				16,485
Common stock acquired by ESOP				(903)		(903)
ESOP shares committed to be released				45		45
Net income			1,252			1,252	1,252
Dividends declared ($0.14 per share)			(456)			(456)
Change in net unrealized loss on securities available for sale,-net of tax of $170					330	330	330

Balance, September 30, 2007	$72	$24,045	$29,334	$(858)	$(2,340)	$50,253	$1,582

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	For the Nine Months Ended September 30,
	2007	2006
Operating Activities
Net income	$1,252	$1,117
Adjustments to reconcile net income to cash provided by operating activities:
Provision for:
Loan losses	75	45
Depreciation and amortization	488	480
Gain on sale of loans	(27)	(10)
Gain on sale of other real estate owned	(21)	(122)
Loans sold in the secondary market	4,262	1,575
Origination of loans held for sale	(4,237)	(1,565)
Deferred tax benefit	(187)	(124)
ESOP shares committed to be released	45	—
Changes in assets and liabilities which provided (used) cash:
Accrued expenses and other liabilities	331	220
Prepaid expenses and other assets	488	(1,341)
Increase in cash surrender value of bank owned life insurance	(269)	—
Accrued interest receivable	(86)	(62)
Net cash provided by operating activities	2,114	213

Investing Activities
Purchase of investment securities-available for sale	(15,000)	(6,000)
Purchase of investment securities-held to maturity	—	(400)
Purchase of mortgage-backed securities	—	(5,091)
Loans originated	(49,028)	(57,368)
Proceeds from maturities and calls of investment securities	6,628	14,525
Redemption of FHLB Stock	207	185
Principal repayments of:
Loans	37,820	48,142
Mortgage-backed securities	7,005	7,817
Purchase of premises and equipment	(320)	(498)
Proceeds from sale of other real estate owned	154	1,917
Net cash (used in) provided by investing activities	(12,534)	3,229

Financing Activities
Dividends paid	(456)	(929)
(Decrease) increase in deposits	(5,142)	(1,440)
Proceeds from the sale of common stock	16,485	—
Stock acquired by ESOP	(903)	—
Increase (decrease) in:
Demand notes issued to the U.S. Treasury	66	323
FHLB Advances, gross	(8)	(10,008)
Net cash provided by (used in) financing activities	10,042	(12,054)

Decrease in Cash and Cash Equivalents	(378)	(8,612)
Cash and Cash Equivalents, Beginning of Period	48,282	20,956
Cash and Cash Equivalents, End of Period	$47,904	$12,344

Supplemental Disclosures of Cash Flow Information-
Cash paid during the period for:
Interest	$10,441	$8,132
Income taxes	350	130
Non-cash transfers of loans receivable to other real estate owned	133	—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  The statement of financial condition at December 31, 2006, has been derived from audited financial statements but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments, consisting of normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results which may be expected for the year ending December 31, 2007 or any other period.  All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. For comparative purposes, prior years’ consolidated financial statements have been reclassified to conform to report classifications of the current year. The reclassifications had no effect on net income.  The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2006.

Related Party Transactions

The Bank maintains a lease agreement with the Mutual Holding Company for one of its office locations.    The initial lease term expires in September 2015 and the Bank has paid $10,500 and $31,500 for both the three and nine months ended September 30, 2007 and September 30, 2006, respectively. In addition, the Bank maintains a management fee agreement with the Mutual Holding Company which provides for the sharing of certain public company related expenses.  Such expenses include salaries and benefits, insurance expenses, professional fees and directors’ fees.  The Bank has received management fees amounting to $105,000 and $315,000 for the three and nine months ended September 30, 2007 and $120,000 and $360,000 for the three and nine month periods ended September 30, 2006, respectively.

Commitments and Contingencies

Standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount.  The maximum exposure related to these commitments at September 30, 2007 was $569,000 which was secured by real estate, cash and marketable securities.   These commitments are not recorded as a liability in the Company’s financial statements.

Segment Information

The Company has one reportable segment, “Community Banking.”  All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others.  For example, lending is dependent upon the ability of the Company to fund itself with deposits and other borrowings and manage interest rate and credit risk.  Accordingly, all significant operating decisions are based upon an analysis of the Company as one segment or unit.

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

On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not expect this EIFT to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of this pronouncement on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— including an amendment of FASB Statements No. 115” SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value.   This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  The Company is currently assessing the impact of this pronouncement on its consolidated financial position and results of operations.

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

Earnings Per Share

There are no convertible securities which would affect the net income (numerator) in calculating basic and diluted earnings per share.  Basic and diluted earnings per share data are based on the weighted-average number of shares outstanding during each period.  Diluted earnings per share are further adjusted for potential common shares that were dilutive and outstanding during the period.  The calculation for the three and nine months ended September 30, 2006 has been adjusted for the exchange and additional share issuance in the reorganization and offering completed on January 30, 2007.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and diluted earnings per share computation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Net Income	$453,000	$418,000	$1,252,000	$1,117,000

Weighted average shares outstanding	7,225,000	3,441,383	7,225,000	3,441,383
Exchange rate from offering	—	2.0995	—	2.0995
Adjusted weighted average shares outstanding	7,225,000	7,225,000	7,225,000	7,225,000
Average unearned ESOP shares	(86,569)	—	(88,075)	—
Weighted average shares outstanding — basic	7,138,431	7,225,000	7,136,925	7,225,000
Effect of stock options adjusted for exchange rate	—	918	—	940
Weighted average shares outstanding — dilutive	7,138,431	7,225,918	7,136,925	7,225,940

Basic earnings per share	$0.06	$0.06	$0.18	$0.15
Dilutive earnings per share	$0.06	$0.06	$0.18	$0.15

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

As the debt is repaid, shares are released from the collateral and allocated to qualified employees.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense for the three and nine months ended September 30, 2007 was $15,000 and $45,000, respectively.  For the three months ended September 30, 2007 shares released for allocation, average unearned ESOP shares, and total ESOP shares were 1,506, 86,569, and 90,333, respectively.  For the nine months ended September 30, 2007 shares released for allocation, average unearned ESOP shares, and total ESOP shares were 4,518, 88,075, and 90,333, respectively.

Retirement Plans

The Bank has a defined benefit pension plan which covers all full-time employees meeting certain eligibility requirements.  As required under SFAS No. 158 the net pension costs included the following components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Net Periodic Benefit Cost
Service Cost	$77,171	$80,424	$231,513	$241,272
Interest Cost	58,727	65,678	176,180	197,034
Expected Return on Plan Assets	(90,475)	(75,235)	(211,926)	(225,705)
Amortization of Transition Obligation/(Asset)	(433)	874	1,315	2,622
Amortization of Prior Service Cost	3,172	3,171	9,514	9,513
Amortization of (Gain)/Loss	6,090	15,088	15,656	45,264
Net Periodic Benefit Cost	$54,252	$90,000	$222,252	$270,000

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Net Periodic Benefit Cost
Service Cost	$8,603	$8,136	$25,809	$24,408
Interest Cost	53,261	51,952	159,783	155,856
Expected Return on Plan Assets	—	—	—	—
Amortization of Transition Obligation/(Asset)	—	—	—	—
Amortization of Prior Service Cost	58,163	58,163	174,489	174,489
Amortization of (Gain)/Loss	13,813	23,598	41,439	70,794
Net Periodic Benefit Cost	$133,840	$141,849	$401,520	$425,547

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

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Total assets increased $12.0 million or 2.9% to $422.3 million at September 30, 2007 compared to $410.3 million at December 31, 2006.  This increase was primarily due to an $11.1 million or 31.8% increase in the available for sale investment portfolio and an $11.0 million or 4.7%

increase in net loans. These increases were partially offset by a $6.6 million or 15.2% decrease in mortgage-backed securities available for sale and a $2.6 million or 10.8% decrease in investment securities held to maturity.

Total liabilities decreased $4.8 million or 1.3% to $372.1 million at September 30, 2007 compared to $376.9 million at December 31, 2006.  This decrease was primarily due to a $6.2 million or 28.3% decrease in non-interest bearing deposits. This decrease was partially offset by a $1.1 million or 0.3% increase in interest bearing deposits.

Stockholders’ equity increased $16.8 million to $50.3 million as of September 30, 2007 compared to $33.5 million at December 31, 2006. This increase was primarily due to the reorganization to a mid-tier holding company structure and the sale by the Company of shares of its common stock.  In the reorganization and offering, the Company sold 1,807,339 shares of common stock at a price of $10.00 per share and issued 5,417,661 shares of common stock in exchange for former outstanding shares of Alliance Bank.  Each share of the Bank’s common stock was converted into 2.09945 shares of the Company.  The offering resulted in approximately $15.6 million in net proceeds after shares acquired by the ESOP.

Nonperforming assets, which consist of nonaccruing loans, accruing loans 90 days or more delinquent and other real estate owned (which includes real estate acquired through, or in lieu of, foreclosure) decreased to $1.2 million or 0.3% of total assets at September 30, 2007 from $1.6  million or 0.4% of total assets at December 31, 2006.  At September 30, 2007, the $1.2 million of nonperforming assets consisted of $350,000 of accruing loans 90 days or more delinquent and $883,000 of non accrual loans.  Management continues to aggressively pursue the collection and resolution of all delinquent loans.

At September 30, 2007 and December 31, 2006, the allowance for loan losses amounted to $2.8 million and $2.7 million, respectively.  At September 30, 2007, the allowance for loan losses amounted to 225.82% of nonperforming loans and 1.12% of total loans receivable, as compared to 174.39% and 1.14%, respectively, at December 31, 2006.

Although management believes that the allowance for loan losses at September 30, 2007 was appropriate based on facts and circumstances available to management at that time, there can be no assurances that additions to the allowance for loan losses will not be necessary in future periods.

Comparison of Results of Operations for the Three and Nine Months ended September 30, 2007 and September 30, 2006

General.  Net income increased $35,000 or 8.4% to $453,000 or $0.06 per diluted share for the three months ended September 30, 2007 as compared to $418,000 or $0.06 per diluted share for the same period in 2006.  The increase in net income was primarily due to an increase in other income and a decrease in other expenses, partially offset by a decrease in net interest income and an increase in income tax expense.

Net income increased $135,000 or 12.1% to $1.3 million or $0.18 per diluted share for the nine months ended September 30, 2007 as compared to $1.1 million or $0.15 per diluted share for the same period in 2006.  The increase in net income was primarily due to a decrease in other expenses.  This item was partially offset by a decrease in net interest income, a decrease in other income, and an increase in income tax expense.

Net Interest Income.  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income decreased $25,000 or 0.9% during the three months ended September 30, 2007 as compared to the same period in 2006.  This decrease was primarily due to an 18.1% or 63 basis point increase in the average rate paid on interest bearing liabilities and an 5.9% or $19.3 million increase in the average balance of interest bearing liabilities.  The decrease was partially offset by a 2.2% or 13 basis point increase in the average rate earned on interest earning assets and a 10.1% or $36.6 million increase in the average balance of interest earning assets.  As a result, the interest rate spread decreased 50 basis points from 2.64% for the three months ended September 30, 2006 to 2.14% for the three months ended September 30, 2007.  Based on the current market interest rate environment and increased competition, management anticipates continued pressure on the interest rate spread for the fourth quarter of 2007 which may negatively impact net interest income.

Net interest income decreased $72,000 or 0.9% during the nine months ended September 30, 2007 as compared to the same period in 2006.  This decrease was primarily due to a 22.7% or 74 basis point increase in the average rates paid on interest bearing liabilities and a 4.5% or $14.8 million increase in the average balance of interest bearing liabilities.  The decrease was partially offset by a 5.3% or 31 basis point increase in the average rate earned on interest earning assets and a 8.1% or $29.7 million increase in the average balance of interest earning assets.  As a result, the interest rate spread decreased 43 basis points from 2.55% for the nine months ended September 30, 2006 to 2.12% for the nine months ended September 30, 2007.  Based on the current market interest rate environment and increased competition, management anticipates continued pressure on the interest rate spread for the fourth quarter of 2007 which may negatively impact net interest income.

Interest Income.  Interest income increased $689,000 or 12.5% to $6.2 million for the three months ended September 30, 2007, compared to the same period in 2006.  The increase was due to a $308,000 or 7.6% increase in interest income on loans, a $90,000 or 11.2% increase in interest income on investment securities, and a $394,000 or 303.1% increase in interest income on balances due from depository institutions.  This increase was partially offset by a $103,000 or 19.0% decrease in interest income earned on mortgage-backed securities.  The increase in interest income on loans was due to a $12.8 million or 5.4% increase in the average balance of the loan portfolio and a 14 basis point or 2.0% increase in the average yield earned on loans.  The increase in interest income on investment securities was due to a $2.2 million or 3.3% increase in the average balance outstanding and a 7.5% or 36 basis point increase in the average yield earned.  The increase in interest income on balances due from depository institutions was due to a $30.2 million or 273.5% increase in the average balance of balances due from depository institutions and a 37 basis point or 7.9% increase in the average yield earned on balances due from depository institutions.  The increase in the average balance due from depository institutions was primarily due to funds received from the additional stock offering which closed on January 30, 2007.  The decrease in interest income on mortgage-backed securities was due to an $8.7 million or 18.5% decrease in the average balance outstanding and a 3 basis point decrease in the average yield earned.

Interest income increased $2.2 million or 13.8% to $18.2 million for the nine months ended September 30, 2007, compared to the same period in 2006.  The increase was due to a $1.2 million or 10.3% increase in interest income on loans and a $1.3 million or 265.5% increase in interest income on balances due from depository institutions.  These increases were partially offset by a $273,000 or 16.4% decrease in interest income earned on mortgage-backed securities.  The increase in interest income on loans was due to a $14.6 million or 6.4% increase in the average balance of the loan portfolio and a 25 basis point or 3.8% increase in the average yield earned on loans.  The increase in interest income on balances due from depository institutions was due to a $30.9 million or 201.7% increase in the average balance of balances due from depository institutions and an 89 basis point or 21.3% increase in the average yield earned on balances due from depository institutions.  The increase in the average balance due from depository institutions was primarily due to funds received from the additional stock offering which closed on January 30, 2007.  The decrease in interest income on mortgage-backed securities was due to a $7.5 million or 15.6% decrease in the average balance outstanding and a seven basis point decrease in the average yield earned.

During 2006, the Federal Reserve’s increases in the federal funds rate has caused upward movement in short-term market interest rates but has had little change in longer-term market interest rates.  On September 18, 2007 the Federal Reserve decreased the federal funds rate 50 basis points.  The Company anticipates that this decrease will cause downward pressure on short term market interest rates.  Generally, a decreasing interest rate environment will reduce interest income earned on interest-earning assets and cause downward pressure on rates paid for interest bearing deposits.  However, interest rate changes generally affect interest income on prime based loans and overnight deposits almost immediately, while the impact on interest expense on customer deposits is more gradual due to fixed term certificates of deposit and the highly competitive environment in which the Company operates.  The Company anticipates that the current falling rate environment will continue to put downward pressure on short term interest rates.

Interest Expense.  Interest expense increased $714,000 or 25.0% to $3.6 million for the three months ended September 30, 2007, compared to the same period in 2006.  This increase was due to an increase of $822,000 or 38.4% in interest expense on deposits, partially offset by a decrease of $108,000 or 15.2% in interest expense on FHLB advances and other borrowings.  The increase in interest expense on deposits was due to a 26.4% or 80 basis point increase in the average rate paid and a $26.6 million or a 9.4% increase in the average balance outstanding.  This portion of interest expense may continue to rise as the Company develops new deposit relationships and responds to local competition.  The decrease in interest expense on FHLB advances and other borrowings was due to a $7.5 million or 15.6% decrease in the average balance outstanding which was partially offset by a 1.4% or 9 basis point increase in the average rate paid. The decrease in the average balance of FHLB advances was primarily attributable to the repayment of a $10.0 million advance in July of 2006 and the maturity and repayment of a $5.0 million advance in December of 2006.  Substantially all $37.2 million in FHLB advances at September 30, 2007 are long-term, and have fixed-rates of interest. The weighted average rate of FHLB advances for the three months ended September 30, 2007 was 6.42%.  The long-term, fixed-rate advances are subject to significant prepayment penalties upon early repayment and, therefore, management has determined not to repay or refinance such advances at this time.

Interest expense increased $2.3 million or 28.0% to $10.4 million for the nine months ended September 30, 2007, compared to the same period in 2006.  This increase was due to an increase of $2.8 million or 48.2% in interest expense on deposits, partially offset by a decrease of $528,000 or 22.9% in interest expense on FHLB advances and other borrowings.  The increase in interest expense on deposits was due to a 35.2% or 97 basis point increase in the average rate paid and a $27.3 million or a 9.7% increase in the average balance outstanding.  This portion of interest expense may continue to rise as the Company develops new deposit relationships and responds to local competition.  The decrease in interest expense on FHLB advances and other borrowings was due to a $12.6 million or 25.1% decrease in the average balance outstanding which was partially offset by a 3.1% or 19 basis point increase in the average rate paid. The decrease in the average balance of FHLB advances was primarily attributable to the factors stated above.  The weighted average rate of FHLB advances for the nine months ended September 30, 2007 was 6.35%.

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

Alliance Bancorp. Inc. of Pennsylvania

Average Balance Sheet

	Three Months Ended September 30,
	2007			2006

	Average			Average
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans receivable (1) (2) (3) (4)	$248,149	$4,351	7.01%	$235,355	$4,043	6.86%
Mortgage-backed securities (3) (4)	38,242	438	4.58	46,907	541	4.61
Investment securities (4)	69,834	897	5.14	67,623	807	4.77
Other interest - earning assets	41,304	524	5.07	11,059	130	4.70
Total interest-earning assets	397,529	6,210	6.25	360,944	5,521	6.12
Noninterest - earning assets	23,742			23,705
Total assets	$421,271			$384,649

Interest-bearing liabilities:
Deposits	$309,908	2,965	3.83	$283,286	2,143	3.03
FHLB advances and other borrowings	37,448	601	6.42	44,771	709	6.33
Total interest-bearing liabilities	347,356	3,566	4.11	328,057	2,852	3.48
Noninterest-bearing
liabilities	24,171			22,854
Total liabilities	371,527			350,911
Stockholders’ equity	49,744			33,738
Total liabilities and stockholders’ equity	$421,271			$384,649

Net interest - earning assets	$50,173			$32,887
Net interest income/interest rate spread		$2,644	2.14%		$2,669	2.64%
Net yield on interest - earning assets (4)			2.66%			2.96%

(1)           Includes loans held for sale.

(2)           Nonaccrual loans and loan fees have been included.

(3)           Net interest income divided by interest-earning assets.

(4)           The indicated yields are not reflected on a tax equivalent basis.

Alliance Bancorp. Inc. of Pennsylvania

Average Balance Sheet

	Nine Months Ended September 30,
	2007			2006

	Average			Average
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans receivable (1) (2) (3) (4)	$244,722	$12,612	6.87%	$230,085	$11,432	6.62%
Mortgage-backed securities (3) (4)	40,629	1,394	4.58	48,139	1,668	4.62
Investment securities (4)	65,303	2,462	5.03	73,642	2,440	4.42
Other interest-earning assets	46,200	1,759	5.07	15,312	480	4.19
Total interest-earning assets	396,854	18,227	6.12	367,178	16,020	5.82
Noninterest-earning assets	22,759			20,799
Total assets	$419,613			$387,977

Interest-bearing liabilities:
Deposits	$309,329	8,628	3.72	$281,994	5,822	2.75
FHLB advances and other borrowings	37,420	1,783	6.35	49,972	2,310	6.17
Total interest-bearing liabilities	346,749	10,411	4.00	331,966	8,132	3.27
Noninterest-bearing liabilities	25,068			22,251
Total liabilities	371,817			354,217
Stockholders’ equity	47,796			33,760
Total liabilities and stockholders’ equity	$419,613			$387,977

Net interest-earning assets	$50,105			$35,212
Net interest income/interest rate spread		$7,816	2.12%		$7,888	2.55%
Net yield on interest-earning assets (4)			2.63%			2.86%

(1)           Includes loans held for sale.

(2)           Nonaccrual loans and loan fees have been included.

(3)           Net interest income divided by interest-earning assets.

(4)           The indicated yields are not reflected on a tax equivalent basis.

Provision for Loan Losses.  The provision for loan losses amounted to $35,000 and $15,000 for the three months ended September 30, 2007 and 2006, respectively.  The provision for loan losses amounted to $75,000 and $45,000 for the nine months ended September 30, 2007 and 2006, respectively.  Such provisions were primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of nonperforming loans and the current economic environment.

Other Income.  Other income increased $17,000 or 5.1% to $344,000 for the three months ended September 30, 2007 as compared to the same period in 2006.  As discussed further below, the increase was primarily due to a $21,000 gain on the sale of OREO for the three months ended September 30, 2007.

Other income decreased $109,000 or 9.9% to $999,000 for the nine months ended September 30, 2007 as compared to the same period in 2006.  The decrease was primarily due to a $122,000 gain on the sale of OREO for the nine months ended September 30, 2006, compared to a $21,000 gain in 2007.  During the nine months ended September 30, 2006, the Bank sold two commercial real estate properties, which at December 31, 2005 were recorded at $1.8 million.  The larger of these two properties was sold and settled in January of 2006 and the Bank realized a gain of approximately $100,000.  The other property was sold and settled in February of 2006 and the Bank realized a loss of approximately $3,000.  In June of 2006 and September of 2007 the Bank recognized additional gains of $25,000 and $21,000, respectively, related to these properties.

Other Expenses.  Other expenses decreased $96,000 or 3.8% to $2.4 million for the three months ended September 30, 2007 compared to the same period in 2006.  The decrease was primarily due to a $115,000 or 63.7% decrease in advertising and marketing expenses.  The decrease in advertising and marketing was attributable to the Company’s reduced focus on media and newspaper advertising.    The decrease was partially offset by a $29,000 or 37.8% increase in professional fees.

Other expenses decreased $482,000 or 6.1% to $7.4 million for the nine months ended September 30, 2007 compared to the same period in 2006.  The decrease was primarily due to a $316,000 or 59.7% decrease in advertising and marketing expenses and a $250,000 or 5.7% decrease in salaries and employees benefits.  The decrease in advertising and marketing was attributed to the Company’s reduced focus on media and newspaper advertising.  The decrease in salaries and employee benefits was attributable to a larger number of officers in 2006 compared to 2007 primarily due to scheduled retirements.  These decreases were partially offset by a $42,000 or 13.7% increase in professional fees.

Income Tax Expense (Benefit).  Income tax expense amounted to $63,000 and $30,000 for the three months ended September 30, 2007 and 2006, respectively, resulting in effective tax rates of 12.2% and 6.7%, respectively.  The increase in income tax expense was primarily due to lower tax-exempt income from securities.

Income tax expense (benefit) amounted to $119,000 and $(17,000) for the nine months ended September 30, 2007 and 2006, respectively, resulting in effective tax rates of 8.7% and (1.5)%,

respectively.  The increase in income tax expense was primarily due to lower tax-exempt income from securities.

Liquidity and Capital Resources

Liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations.  Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition.  Management attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors.  Any excess funds are invested in overnight and other short-term interest-earning accounts.  Cash flows are generated through the retail deposit market, its traditional funding source, for use in investing activities.  In addition, the borrowings such as Federal Home Loan Bank advances may be utilized for liquidity or profit enhancement.  At September 30, 2007, the Company had $37.2 million of outstanding advances and approximately $146.0 million of additional borrowing capacity from the FHLB of Pittsburgh.  Further, the Company has access to the Federal Reserve Bank discount window.  At September 30, 2007, no such funds were outstanding.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Company.  At September 30, 2007, the total approved loan commitments outstanding amounted to $27.6 million.  At the same date, commitments under unused lines of credit amounted to $29.5 million.  Certificates of deposit scheduled to mature in one year or less at September 30, 2007 totaled $184.9 million.  Management believes that a significant portion of maturing deposits will remain with the Company.  For the quarter ended September 30, 2007, there were no material changes in contractual obligations that were outside of the ordinary course of business.  Management anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

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

Part 1 - Item 3.

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

Part 1 - Item 4.

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

Item A.	Risk Factors

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

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Date: November 13, 2007	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci, President
and Chief Executive Officer

Date: November 13, 2007	By:	/s/ Peter J. Meier
Peter J. Meier, Executive Vice
President and Chief Financial Officer