Form 10-K
period 2007-12-31
ALLIANCE BANCORP INC OF PENNSYLVANIA
filed 2008-03-26
CIK 1373079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No.:  001-33189

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

(Exact name of registrant as specified in its charter)

Pennsylvania	56-2637804
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

541 Lawrence Road
Broomall, Pennsylvania	19008
(Address)	(Zip Code)

Registrant’s telephone number, including area code:  (610) 353-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock (par value $0.01 per share)	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate  by  check  mark if the  Registrant  is not  required  to file  reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  Registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained,  to the best  of  the  Registrant’s   knowledge,  in  definitive  proxy  or  information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of June 30, 2007, the aggregate value of the 7,225,000 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 3,973,750 shares held by the Registrant’s mutual holding company, Alliance Mutual Holding Company, and 380,267 shares held by all directors and officers of the Registrant and the Registrant’s Employee Stock Ownership Plan (“ESOP”) as a group, was approximately $26.7 million.  This figure is based on the last known trade price of $9.29 per share of the Registrant’s Common Stock on June 30, 2007.  Although directors and officers and the ESOP were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

The number of shares outstanding of Common Stock of the Registrant as of March 14, 2008, was 7,088,500.

DOCUMENTS INCORPORATED BY REFERENCE

(1)                                  Portions of the definitive proxy statement for the 2007 Annual Meeting of Stockholders are incorporated into Part III.

PART I

Item 1.  Business

General

Alliance Bancorp, Inc. of Pennsylvania (“Alliance Bancorp” or the “Company”) is a federally chartered savings and loan holding company which owns 100% of Alliance Bank (“Bank”) which is a community oriented savings bank headquartered in Broomall, Pennsylvania.  On January 30, 2007, the Bank completed its reorganization to a mid-tier holding company structure and the sale of the shares of its common stock.  In the reorganization and offering, the Company sold 1,807,339 shares of common stock at a purchase price of $10.00 per share and issued 5,417,661 shares of common stock in exchange for former outstanding shares of Alliance Bank (the “Bank”).  Each share of the Bank’s common stock was converted into 2.09945 shares of the Company’s.  The offering resulted in approximately $16.5 million in net proceeds.  The significant asset of the Company is the capital stock of the Bank.

We operate a total of nine banking offices located in Delaware and Chester Counties, which are suburbs of Philadelphia.  Our primary business consists of attracting deposits from the general public and using those funds, together with funds we borrow, to originate loans to our customers and invest in securities such as U.S. Government and agency securities, mortgage-backed securities and municipal obligations.  At December 31, 2007, we had $424.5 million of total assets, $330.8 million of total deposits and stockholders’ equity of $51.5 million.

The Company is subject to supervision and regulation by the Office of Thrift Supervision (“OTS”).  The Bank is subject to regulation by the Pennsylvania Department of Banking (the “Department”), as its chartering authority and primary regulator, and by the Federal Deposit Insurance Corporation (the “FDIC”), which insures the Bank’s deposits up to applicable limits.

Market Area and Competition

Alliance Bank is headquartered in Broomall, Pennsylvania and conducts its business through eight offices located in Delaware County, Pennsylvania, and one office in Chester County, Pennsylvania.  The primary market areas served by Alliance Bank are Delaware and Chester Counties, Philadelphia, and the suburban areas to the west and south of Philadelphia, including southern New Jersey.  The areas served by the Bank are included in the Philadelphia Primary Metropolitan Statistical Area (“PMSA”).  The Philadelphia PMSA is the nation’s fourth largest metropolitan area based on total population.  Based on 2000 census data, the Philadelphia PMSA population was estimated at 5.0 million, including 1.0 million people in Delaware and Chester Counties.  Population growth in Chester County has increased at a relatively strong 1.7% annual rate during the 2000-2005 period, while the population in Delaware County has increased at a comparatively modest annual pace of 0.5% over that time.  The media household income in 2005 for Delaware and Chester Counties was $62,297 and $81,043, respectively, compared to $48,534 and $49,747, respectively, for the Commonwealth of Pennsylvania and the United States.  Delaware and Chester Counties are bedroom communities to near by Philadelphia, although local employment has continued to grow as many employers have found suburban locations to be attractive.  The economy in the Bank’s market area is relatively diverse and includes the education, health and social services sector, manufacturing, the professional and scientific sector and the finance, insurance, real estate and leasing sectors.  The largest employers in Delaware County include Boeing, the Keystone Crozer Health System, Wyeth-Ayerst Laboratories, Mercy Health and Villanova University, while the largest employers in Chester County include Vanguard Securities and QVC.

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

Lending Activities

General.  At December 31, 2007, the Bank’s total portfolio of loans receivable amounted to $259.8 million, or 61.2%, of the Bank’s $424.5 million of total assets at such time.  The Bank has traditionally concentrated its lending activities on first mortgage loans secured by residential property.  However, over the past several years, the Bank has placed an emphasis on loans secured by commercial real estate properties.  Consistent with such approach, commercial real estate loans amounted to $122.7 million or 47.2% of the total loan portfolio at December 31, 2007.  To a significantly lesser extent, the Bank also originates multi-family loans, land and construction loans, consumer loans and commercial business loans.  At December 31, 2007, such loan categories amounted to $1.7 million, $14.6 million, $2.4 million and $6.9 million, respectively, or 0.6%, 5.6%, 0.9% and 2.7% of the total loan portfolio, respectively.

The Bank intends to continue the origination of single-family residential mortgage loans as well as its emphasis on increasing the origination of commercial real estate loans.  For the year ended December 31, 2007, the Bank’s commercial real estate loans increased by $14.4 million or 13.3% to $122.7 million. For the year ended December 31, 2007, the Bank’s single-family mortgage loans increased by $2.9 million or 2.8% to $111.5 million.   This loan growth was supplemented by an increase in land and construction loans from $11.8 million at December 31, 2006 to $14.6 million at December 31, 2007.

Loan Portfolio Composition.  The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	December 31,
	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
Single-family (1) (2)	$111,499	42.92%	$108,551	45.48%	$104,020	45.79%	$88,128	41.74%	$86,907	40.80%
Multi-family	1,673	0.64	2,088	0.87	2,221	0.98	2,488	1.17	2,534	1.19
Commercial	122,703	47.24	108,339	45.39	105,687	46.53	103,444	48.44	105,039	49.31
Land and construction (3)
Residential	6,034	2.32	6,700	2.81	3,520	1.55	4,244	1.99	2,671	1.26
Commercial	8,557	3.29	5,074	2.13	3,876	1.71	4,833	2.26	6,480	3.04
Total real estate loans	250,466	96.41	230,752	96.68	219,324	96.55	204,137	95.60	203,631	95.60

Consumer:
Student	1,782	0.69	1,779	0.75	2,440	1.07	2,946	1.38	2,974	1.40
Savings account	477	0.18	561	0.24	566	0.25	633	0.30	713	0.34
Other	109	0.04	103	0.04	88	0.04	57	0.03	69	0.03
Total consumer loans	2,368	0.91	2,443	1.02	3,094	1.36	3,756	1.77	3,756	1.77

Commercial business loans	6,924	2.68	5,485	2.30	4,745	2.09	5,754	2.69	5,611	2.63

Total loans receivable	259,758	100.00%	238,680	100.00%	227,163	100.00%	213,527	100.00%	212,998	100.00%

Less:
Deferred costs (fees)	(5)		75		199		642		940
Allowance for loan losses	2,831		2,719		2,670		2,608		2,240

Loans receivable, net	$256,932		$235,886		$224,294		$210,277		$209,318

(1) At December 31, 2007, 2006, 2005, 2004, and 2003, includes $-0-, $125,000, $-0-, $565,000, and $640,000 of loans classified as held for sale, respectively.

(2) At December 31, 2007, 2006, 2005, 2004, and 2003, includes $29.5 million, $28.9 million, $22.8 million, $21.2 million, and $19.9 million respectively, of home equity loans.

(3) At December 31, 2007, 2006, 2005, 2004, and 2003, excludes $10.8 million, $9.7 million, $2.9 million, $5.4 million, and $5.3 million respectively, of undisbursed funds on land and construction loans.

Contractual Maturities.  The following table sets forth the scheduled contractual maturities of the Bank’s loans receivable at December 31, 2007.  Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.  Adjustable-rate loans are reported on a contractual basis rather than on a repricing basis.  The amounts shown for each period do not take into account loan prepayments and normal amortization of the Bank’s loan portfolio.

	Real Estate Loans
	Single-family	Multi-family	Commercial	Land and Construction	Consumer and Other Loans	Commercial Business Loans	Total
	(In Thousands)

Amounts due in:
One year or less	$461	$170	$2,910	$9,562	$1,093	$1,374	$15,570
After one year through three years	2,538	155	7,078	5,029	179	1,078	16,057
After three years through five years	4,024	1,105	16,960	—	981	1,310	24,380
After five years through fifteen years	34,347	243	70,908	—	15	594	106,107
Over fifteen years	70,129	—	24,847	—	100	2,568	97,644
Total (1)	$111,499	$1,673	$122,703	$14,591	$2,368	$6,924	$259,758

Interest rate terms on amounts due after one year:
Fixed	$45,515	$1,503	$44,281	—	—	$2,982	$94,281
Adjustable	$65,523	—	$75,512	$5,029	$1,275	$2,568	$149,907

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

The following table shows origination, purchase and sale activity of the Bank with respect to its loans during the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(In Thousands)

Real estate loan originations:
Single-family (1)	$28,601	$33,660	$43,754
Multi-family	980	640	1,864
Commercial	32,913	21,073	22,658
Land and construction:
Residential	6,770	6,208	1,462
Commercial	2,828	6,782	—
Total real estate loan originations	72,092	68,363	69,738

Consumer originations:
Student	582	482	602
Savings account	330	433	477
Other	7	24	10
Total consumer loan originations	919	939	1,089

Commercial business originations	3,909	2,820	2,088
Total loan originations	76,920	72,122	72,915

Purchase of real estate loans:
Single-family	—	—	—
Multi-family	—	—	—
Residential construction	—	—	—
Commercial	113	3,649	508
Commercial construction	—	—	—
Total real estate loan purchases	113	3,649	508
Total loan originations and purchases	77,033	75,771	73,423

Less:
Principal loan repayments	(51,002)	(61,814)	(51,577)
Loans and participations sold	(4,762)	(2,319)	(7,525)
Other, net (2)	(223)	(46)	(120)

Net increase	$21,046	$11,592	$14,201

(1)          Includes $9.9 million, $19.3 million and $9.5 million of home equity loans and lines of credit originated during the years ended December 31, 2007, 2006 and 2005, respectively.

(2)   Includes gains on the sale of loans, provisions for loan losses and transfers to other real estate owned.

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

Any member of the Bank’s Senior Loan Committee may approve any loan up to $100,000.  Loans between $100,000 and $500,000 must be approved by any two members of the Senior Loan Committee.  Loans between $500,000 and $1.0 million must be approved by the Chief Executive Officer plus one member of the Senior Loan Committee, except for single-family residential loans which may be approved by any two members of the Senior Loan Committee.  Loans between $1.0 million and $2.0 million must be approved by a majority vote of the Senior Loan Committee.  Loans over $2.0 million must be approved by the entire Board of Directors.  All loans are ratified by the Board of Directors.  The Senior Loan Committee currently consists of the Chairman of the Board, Chief Executive Officer, the Chief Financial Officer and three Senior Lending Officers.

The Bank’s single-family loan originations amounted to $28.6 million and $33.7 million during 2007 and 2006, respectively.  When possible, the Bank emphasizes the origination of single-family residential adjustable-rate mortgage loans (“ARMs”).  Originations of such loans amounted to $12.6 million or 44.1% and $10.1 million or 29.9% of single-family residential real estate loan originations during 2007 and 2006, respectively.  The Bank also originates fixed-rate single-family residential real estate loans with terms of five, ten, twelve, 15 and 30 years.  Generally, fixed-rate residential mortgage loans with terms greater than 15 years have been originated pursuant to commitments to sell such loans to correspondent mortgage-banking institutions in order to reduce the proportion of the Bank’s loan portfolio comprised of such assets and reduce interest rate risk.  Loans are sold without any recourse to the Bank by the purchaser in the event of default on the loan by the borrower and are sold with servicing released.  The Bank sold $4.3 million and $2.3 million of long-term (generally over 15 years) fixed-rate residential loans during 2007 and 2006, respectively.  Such loan sales were conducted in furtherance of the Bank’s asset/liability strategies. At December 31, 2007, there were no loans held for sale compared to $125,000 at December 31, 2006.

In accordance with the Bank’s increased emphasis on commercial real estate loan originations, such originations amounted to $32.9 million and $21.1 million during 2007 and 2006, respectively.  In addition, land and construction loan originations amounted to $9.5 million and $13.0 million during 2007 and 2006, respectively.

Since 1999, the Bank has provided single-family residential loan products to borrowers that did not meet the underwriting criteria of the Federal Home Loan Mortgage Corporation (‘FHLMC”) and the Federal National Mortgage Association (“FNMA”) and where the borrower’s credit score is below 660.  The Bank recognizes that these loans, which are considered subprime loans, have additional risk factors as compared to typical single-family residential lending.  These loans are generally not saleable in the secondary market due to the credit risk characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors.  At December 31, 2007 and 2006, the Bank’s single-family loan portfolio included $23.6 million or 21.1% and $23.3 million or 21.5%, respectively.  The Bank reported $1.8 million or 7.6% and $1.5 million or 6.5% of these loans as non-performing at December 31, 2007 and December 31, 2006, respectively.  The Bank recognizes the additional risk factors associated with subprime lending and utilizes a higher risk-weighting factor in maintaining its allowance for loan losses with respect to these loans. In addition, management calculates and reports the delinquency ratio of its subprime loan portfolio to the Board of Directors on a monthly basis.

Historically, the Bank has not been an active purchaser of loans.  The Bank purchased $113,000 and $3.6 million during 2007 and 2006, respectively, of real estate loans, some of which are located outside of its primary lending area.  As of December 31, 2007, the outstanding balance of such loans included $2.4 million, $270,000, $2.1 million and $4.4 million secured by single-family, multi-family, commercial and construction real estate properties, respectively.  At December 31, 2007, $64,000 of these loans were reported as non-performing.

At December 31, 2007 and 2006, the Bank was servicing loans for others amounting to $1.1 million and $567,000, respectively.  Such loans consist of commercial real estate loan participations. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing.  Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

Single-Family Residential Real Estate Loans.  The Bank has historically concentrated its lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences and intends to continue to originate permanent loans secured by first mortgage liens on single-family residential properties in the future. At December 31, 2007, $111.5 million or 42.9% of the Bank’s total loan portfolio consisted of single-family residential real estate loans.  Of the $111.5 million of such loans at December 31, 2007, $65.5 million or 58.7% had adjustable rates of interest and $46.0 million or 41.3% had fixed rates of interest.

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

The Bank also offers home equity loans with fixed rates of interest and terms of 15 years or less.  The Bank does not require that it hold the first mortgage on the secured property; however, the balance on all mortgages on the secured property cannot exceed 90% of the value of the secured property.  At December 31, 2007, the Bank held a first lien on a majority of the properties securing home equity loans from the Bank. The Bank has placed an increased emphasis on home equity loans because of their attractive yields and shorter terms to maturity.  At December 31, 2007, home equity loans and lines amounted to $29.5 million or 11.3% of the total loan portfolio.

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

Multi-Family Residential and Commercial Real Estate Loans.  The Bank originates and, to a lesser extent, purchases mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties.  At December 31, 2007, $1.7 million or 0.6% of the Bank’s total loan portfolio consisted of loans secured by existing multi-family residential real estate.  Commercial real estate loans increased from $108.3 million or 45.4% of the total loan portfolio at December 31, 2006 to $122.7 million or 47.2% of the total loan portfolio at December 31, 2006. Such increase was due to the Bank’s strategy to increase such lending.  The Bank intends to continue to place an increased emphasis on this type of lending.

The majority of the Bank’s multi-family residential loans are secured primarily by five to fifteen unit apartment buildings, while the Bank’s commercial real estate loans are primarily secured by office buildings, hotels, small retail establishments, restaurants and other facilities.  These types of properties constitute the majority of the Bank’s commercial real estate loan portfolio.  The majority of the multi-family residential and commercial real estate loan portfolio at December 31, 2007 was secured by properties located in the Bank’s primary market area.  The five largest multi-family or commercial real estate loan relationships or loan balances outstanding to one borrower at December 31, 2007 amounted to $7.0 million, $6.1 million, $6.0 million, $5.5 million and $4.3 million, respectively, all of which were performing in accordance with their terms and were current at such date.

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

Multi-family and commercial real estate lending entails significant additional risks as compared with single-family residential property lending.  Such loans typically involve large loan balances to single borrowers or groups of related borrowers.  The payment experience on such loans is typically dependent on the successful operation of the real estate project.  The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family and commercial real estate as well as economic conditions generally.  At December 31, 2007, the Bank had no non-performing multi-family loans and $416,000 in non-performing commercial real estate loans.

Construction Loans.  The Bank also originates residential and commercial construction loans, and to a limited degree, land acquisition and development loans.  Construction loans are classified as either residential construction loans or commercial real estate construction loans at the time of origination, depending on the nature of the property securing the loan.  The Bank’s construction lending activities generally are limited to the Bank’s primary market area.  At December 31, 2007, construction loans amounted to $14.6 million or 5.6% of the Bank’s total loan portfolio, which consisted of $6.0 million of residential and $8.6 million of commercial real estate construction loans.

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

The Bank has attempted to minimize the foregoing risks by, among other things, limiting the extent of its construction lending and has adopted underwriting guidelines which impose stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Bank will do business and by working with builders with whom it has established relationships.  At December 31, 2007, the Bank had no non-performing construction loans.

Consumer Loans.  The Bank offers consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than mortgage loans.  The consumer loans presently offered by the Bank include student loans, deposit account secured loans and lines of credit.  Consumer loans amounted to $2.4 million or 0.9% of the total loan portfolio at December 31, 2007.  Student loans amounted to $1.8 million or 0.7% of the total loan portfolio at December 31, 2007.  Such loans are made to local students for a term of ten years, presently with adjustable interest rates.  The interest rate is determined by the U.S. Department of Education.  Loan repayment obligations do not begin until the student has completed his or her education.  The principal and interest on such loans is guaranteed by the U.S. Government.  Loans secured by deposit accounts amounted to $477,000 or 0.2% of the total loan portfolio at December 31, 2007.  Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance.

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

Commercial Business Loans.  In September 1997, the Bank opened a commercial loan department to provide a full range of commercial loan products to small business customers in its primary marketing area.  These loans generally have shorter terms and higher interest rates as compared to mortgage loans.  Such loans amounted to $6.9 million or 2.7% of the total loan portfolio at December 31, 2007 and were primarily secured by inventories and other business assets.

Although commercial business loans generally are considered to involve greater credit risk than other certain types of loans, management intends to continue to offer commercial business loans to small businesses located in its primary market area.  The Bank had no non-performing commercial business loans at December 31, 2007.

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

Asset Quality

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual.  When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.  The Bank does not accrue interest on real estate loans past due 90 days or more unless, in the opinion of management, the value of the property securing the loan exceeds the outstanding balance of the loan (principal, interest and escrows) and collection is probable.  The Bank provides an allowance for accrued interest deemed uncollectible.  Such allowance amounted to approximately $271,000 at December 31, 2007. Accrued interest receivable is reported net of the allowance for uncollected interest.  Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balance can be reasonably expected.

Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until sold and is initially recorded at the fair value at the date of acquisition.   After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their fair value.

Under accounting principles generally accepted in the United States of America (“GAAP”), the Bank is required to account for certain loan modifications or restructurings as “troubled debt restructurings.”  In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider.  Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans.  The Bank did not have any troubled debt restructurings as of December 31, 2007.

Delinquent Loans.  The following table sets forth information concerning delinquent loans at December 31, 2007, in dollar amounts and as a percentage of each category of the Bank’s loan portfolio.  The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

	30 – 59 Days		60 – 89 Dayss		90 or More Day
	Amount	Percent of Loan Category	Amount	Percent of Loan Category	Amount	Percent of Loan Category
	(Dollars in Thousands)
Real estate:
Single-family	$501	0.45%	$60	0.05%	$1,649	1.48%
Multi-family	—	—	—	—	—	—
Commercial	936	0.76	990	0.81	416	0.34
Land and construction	—	—	—	—	—	—
Commercial business	74	1.07	—	—	—	—
Consumer	32	1.35	27	1.14	32	1.35

Total	$1,543		$1,077		$2,097

The following table sets forth the amounts and categories of the Bank’s non-performing assets at the dates indicated.  The Bank did not have any troubled debt restructurings at the dates indicated.

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)

Non-accruing loans:
Real estate:
Single-family	$1,086	$874	$762	$762	$1,042
Multi-family	—	—	—	—	—
Commercial	416	—	222	580	2,188
Land and construction	—	—	—	—	1,925
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
Total non-accruing loans	1,502	874	984	1,342	5,155

Accruing loans 90 days or more delinquent:
Real estate:
Single-family	563	649	942	603	718
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Land and construction	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer	32	36	14	21	18
Total accruing loans 90 days or more delinquent	595	685	956	624	736

Total non-performing loans	2,097	1,559	1,940	1,966	5,891

Other real estate owned:
Real estate acquired through, or in lieu of, foreclosure	—	—	1,795	3,475	2,607
Real estate held for development	—	—	—	—	—
Total other real estate owned	—	—	1,795	3,475	2,607

Total non-performing assets	$2,097	$1,559	$3,735	$5,441	$8,498

Total non-performing loans as a percentage of total loans	0.81%	0.65%	0.85%	0.92%	2.77%

Total non-performing assets as a percentage of total assets	0.49%	0.38%	0.96%	1.42%	2.27%

If the Bank’s $1.5 million of non-accruing loans at December 31, 2007 had been current in accordance with their terms during 2007, the gross income on such loans would have been approximately $113,000 for 2007.  The Bank actually recorded $47,000 in interest income on such loans for 2007.

The Bank’s nonperforming assets, which consist of nonaccruing loans, accruing loans 90 days or more delinquent and other real estate owned (which includes real estate acquired through, or in lieu of, foreclosure) increased to $2.1 million or 0.5% of total assets at December 31, 2007 from $1.6 million or 0.4% of total assets at December 31, 2006.  At December 31, 2007, the Bank’s $2.1 million of nonperforming assets consisted of $595,000 of accruing loans 90 days or more delinquent, $1.5 million of nonaccrual loans and no other real estate owned. At December 31, 2007, nonperforming loans consisted of $1.6 million in single-family residential real estate loans, $416,000 in commercial real estate loans, and $32,000 in consumer and other loans.  The $416,000 of nonperforming commercial real estate loans is the result of cash flow stress from select borrowers due to the current economic conditions.  The Bank’s management continues to aggressively pursue the collection and resolution of all delinquent loans.

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

At December 31, 2007, the Bank had $10.4 million of classified assets, of which $8.0 million consisted of loans classified as special mention, $2.4 million consisted of loans classified as substandard, and $24,000 consisted of loans classified as doubtful.  The $8.0 million of loans classified as special mention consisted of $2.4 million in commercial real estate, $5.5 million in residential real estate construction, and $74,000 in commercial business loans.  The $2.4 million of loans designated as substandard consisted of $1.6 million of single-family real estate loans and $766,000 of commercial real estate loans.  The $24,000 of loans designated as doubtful consisted of a single-family real estate loan.  The Company does not knowingly lend to subprime borrowers, except as disclosed in “Origination, Purchase and Sale of Loans”, and has not been materially impacted by the current subprime crisis as of December 31, 2007.

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

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)

Average loans receivable, net (1)	$247,157	$232,520	$218,036	$211,278	$196,505

Allowance for loan losses, beginning of year	$2,720	$2,671	$2,608	$2,740	$3,347
Charge-offs	(14)	(14)	(95)	(508)	(1,091)
Recoveries	5	3	38	116	4
Provision for loan losses	120	60	120	210	480

Allowance for loan losses, end of year	$2,831	$2,720	$2,671	$2,608	$2,740

Net charge-offs to average loans receivable, net	0.00%	0.01%	0.03%	0.16%	0.55%

Allowance for loan losses to total loans receivable	1.09%	1.14%	1.18%	1.22%	1.29%

Allowance for loan losses to total non-performing loans	135.00%	174.39%	137.63%	132.65%	46.51%

Net charge-offs to allowance for loan losses	0.32%	0.40%	2.13%	13.11%	39.67%

(1) Includes loans held for sale.

The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

	December 31,
	2007		2006		2005		2004		2003
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Single-family residential	$391	42.92%	$445	45.48%	$462	45.79%	$382	41.74%	$348	40.80%
Multi-family residential	17	0.64	25	0.87	28	0.98	30	1.17	26	1.19
Commercial real estate	1,713	47.24	1,691	45.39	1,698	46.52	1,706	48.45	1,616	49.31
Land and construction	556	5.61	416	4.94	322	3.26	332	4.25	618	4.30
Consumer	8	0.91	9	1.02	12	1.36	12	1.70	11	1.77
Commercial business	146	2.67	133	2.30	149	2.09	146	2.69	121	2.63
Total	$2,831	100.00%	$2,719	100.00%	$2,671	100.00%	$2,608	100.00%	$2,740	100.00%

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

	December 31,
	2007		2006		2005
	(In Thousands)

Mortgage-backed securities:

FNMA pass-through certificates	$21,060		$26,045		$28,077
FHLMC pass-through certificates	10,872		13,190		14,913
GNMA pass-through certificates	3,700		4,401		5,372

Total mortgage-backed securities	$35,632	(1)	$43,636	(2)	$48,362	(3)

(1)          At December 31, 2007, gross unrealized gains on such securities amounted to $267,000 and gross unrealized losses amounted to $232,000.

(2)          At December 31, 2006, gross unrealized gains on such securities amounted to $44,000 and gross unrealized losses amounted to $965,000.

(3)          At December 31, 2005, gross unrealized gains on such securities amounted to $110,000 and gross unrealized losses amounted to $991,000.

The following table sets forth the purchases, sales and principal repayments of the Bank’s mortgage-backed securities for the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(In Thousands)

Mortgage-backed securities purchased	$—	$6,451	$26,716
Mortgage-backed securities sold	—	—	—
Principal repayments	(8,959)	(11,412)	(8,920)
Other, net	955	235	(931)

Net (decrease) increase	$(8,004)	$(4,726)	$16,865

Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.  During 2005, the Bank reduced its investments in U.S. Government and Agency securities and reinvested these funds primarily into 10 year mortgage-backed securities to improve cash flows.  At December 31, 2007, $2.5 million of the Bank’s mortgage-backed securities were pledged to secure various obligations of the Bank.  See Note 4 to the Consolidated Financial Statements.  The Company does not knowingly invest in subprime financial instruments, and has not been materially impacted by the current subprime crisis as of December 31, 2007.

Information regarding the contractual maturities and weighted average yield of the Bank’s mortgage-backed securities portfolio at December 31, 2007 is presented below.

	December 31, 2007
	One Year or Less	After One to Five Years	After Five to 15 Years	Over 15 Years	Total
	(Dollars in Thousands)

FHLMC pass-through certificates	$8	$1	$10,390	$473	$10,872
FNMA pass-through certificates	—	1,495	16,949	2,616	21,060
GNMA pass-through certificates	3	—	—	3,697	3,700
Total	$11	$1,496	$27,339	$6,786	$35,632	(1)

Weighted average yield	9.66%	5.76%	4.64%	4.92%	4.73%

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

Investment Securities.  The investment policy of the Bank, as established by the Board of Directors, is designed primarily to provide and maintain liquidity and to generate a favorable return on investments without incurring undue interest rate risk, credit risk, and investment portfolio asset concentrations.  The Bank’s investment policy takes into account the Bank’s business plan, interest rate management, the current economic environment, the types of securities to be held and other safety and soundness considerations.  The Bank’s investment policy is currently implemented by the Chief Executive Officer and reviewed and evaluated by the Asset Liability Committee.  The Asset Liability Committee is required to issue a written compliance report to the Board of Directors at least quarterly.

The Bank is authorized to invest in obligations issued or fully guaranteed by the U.S. Government, certain federal agency obligations, insured municipal obligations, certain mutual funds, investment grade corporate debt securities and other specified investments.  At December 31, 2007, the Bank’s investment securities amounted to $67.9 million, of which $45.6 million was designated as available for sale and $22.3 million was designated as held to maturity.  The Bank has designated the majority of its investment securities as available for sale in order to respond to changes in market rates, increases in loan demand, and changes in liquidity needs.

The following table sets forth certain information relating to the Bank’s investment securities portfolio at the dates indicated.

	December 31,
	2007				2006				2005
	Amortized Cost		Fair Value		Amortized Cost		Fair Value		Amortized Cost	Fair Value
	(In Thousands)

U.S. Government and agency securities	$26,335		$26,472		$15,990		$15,858		$24,654	$24,654

Municipal obligations	22,247		22,827		24,251		24,889		28,181	28,978

Mutual funds	19,142	(2)	19,142	(2)	20,001		19,195		19,244	19,244

Total	$67,724	(1)	$68,441	(1)	$60,242	(1)	$59,942	(1)	$72,079	$72,876

(1)          At December 31, 2007, investment securities totaling $45.6 million were designated as available for sale.  At December 31, 2007, gross unrealized losses amounted to $1,000 and there were $139,000 in gross unrealized gains.  At December 31, 2007, $8.0 million or 12.8% of the Bank’s investment securities were pledged to secure various obligations of the Bank.  See Note 3 to the Consolidated Financial Statements.

(2)  Due to the continued decline in the fair value of the Company’s investment in its $20 million mutual funds portfolio, the Company has identified the impairment of these securities as other than temporary and has recorded a charge against operating results of $860,000 as of December 31, 2007.

Information regarding the contractual maturities and weighted average yield of the Bank’s investment securities portfolio at December 31, 2007 is presented below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2007
	One Year or Less	After One to Five Years	After Five to 10 Years	Over 10 Years	Total
	(Dollars in Thousands)

U.S. Government and agency securities	$999	$13,069	$9,054	$3,350	$26,472	(1)
Municipal obligations	—	—	5,459	17,368	22,827	(2)
Mutual funds	19,142	—	—	—	19,142	(3)

Total	$20,141	$13,069	$14,513	$20,718	$68,441

Weighted average yield	4.75%	5.02%	4.54%	4.72%	4.88%

(1) The $26.5 million of U.S. Government agency securities are designated as available for sale.

(2) The $22.8 million of municipal obligations are designated as held to maturity and exempt.

(3) The $19.1 million of mutual funds are designated as available for sale.

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

The Bank considers its primary market area to be Delaware and Chester counties, Pennsylvania.  The Bank attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours.  In addition, the Bank maintains automated teller machines at its Broomall, Glen Mills, Havertown, Springfield, Lansdowne, Paoli, and Secane offices.  The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings.  The Bank does not advertise for deposits outside of its primary market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at December 31, 2007.

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

	December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Passbook and statement savings accounts	$38,223	11.56%	$43,512	13.04%	$54,869	18.43%
Money market accounts	25,105	7.59	24,255	7.27	23,837	8.01
Certificates of deposit	201,860	60.90	200,228	59.98	167,580	56.29
NOW and Super NOW accounts	48,760	12.81	43,859	13.13	33,335	11.19
Non-interest bearing accounts	16,840	7.14	21,948	6.58	18,089	6.08

Total deposits at end of year	$330,788	100.00%	$333,802	100.00%	$297,710	100.00%

The following table sets forth the net deposit flows of the Bank during the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(In Thousands)

(Decrease) increase before interest credited	$(14,632)	$28,552	$5,138
Interest credited	11,618	8,350	5,666
Net deposit (decrease) increase	$(3,014)	$36,902	$10,804

The following table sets forth maturities of the Bank’s certificates of deposit of $100,000 or more at December 31, 2007 by time remaining to maturity.

Amounts in Thousands

Three months or less	$8,902
Over three months through six months	15,242
Over six months through twelve months	8,446
Over twelve months	3,759
Total	$36,349

The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

	December 31,
	2007		2006		2005
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)

Passbook and statement Savings accounts	$38,212.75%		$49,215.75%		$59,020.75%
Money market accounts	25,105	2.75	23,158	1.67	25,425	1.01
Certificates of deposit	201,860	4.73	173,547	3.90	157,738	2.87
NOW and Super NOW	48,771	2.66	39,848	2.05	35,324	1.24
Non-interest bearing accounts	16,840	—	17,699	—	17,291	—
Total average deposits	$330,788	3.75%	$303,467	2.92%	$294,798	2.04%

The following table presents, by various interest rate categories, the amount of certificates of deposit at December 31, 2007 and 2006 and the amounts at December 31, 2007, which mature during the periods indicated.

	December 31,		Amounts at December 31, 2007 Maturing Within
Certificates of Deposit	2007	2006	One Year	Two Years	Three Years	Thereafter
	(In Thousands)

2.0% or less	$—	$192	$—	$—	$—	$—
2.01% to 4.0%	11,440	32,874	8,152	1,598	1,199	271
4.01% to 6.0%	190,420	167,162	173,691	6,572	4,281	6,096
Total certificates of deposit	$201,860	$200,228	$181,843	$8,170	$5,480	$6,367

Borrowings.  The Bank may obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank and certain of its loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.  Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.  At December 31, 2007, the Bank had $37.0 million of advances from the FHLB of Pittsburgh.  Of the $37.0 million of FHLB advances at December 31, 2007, $5.0 million is due in 2009 and $32.0 million is due in 2010.  There are prepayment penalties associated with substantially all of the Bank’s FHLB advances.  The weighted average interest rate of the Bank’s FHLB advances was 6.30% as of December 31, 2007.

The following table sets forth certain information regarding borrowed funds at or for the dates indicated:

	At or for the Year Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)

FHLB of Pittsburgh advances:
Average balance outstanding	$37,153	$47,684	$52,823
Maximum amount outstanding at any month-end during the year	37,170	52,182	56,192
Balance outstanding at end of year	37,000	37,173	52,182
Weighted average interest rate during the year	6.37%	6.21%	6.12%
Weighted average interest rate at end of period	6.30%	6.30%	6.10%

Total borrowings:
Average balance outstanding	$37,356	$47,990	$53,116
Maximum amount outstanding at any month-end during the year	38,975	52,639	56,464
Balance outstanding at end of year	37,042	37,210	53,116
Weighted average interest rate during the year	6.37%	6.21%	6.10%
Weighted average interest rate at end of year	6.34%	6.29%	6.08%

Employees

The Bank had 71 full-time employees and 27 part-time employees at December 31, 2007.  None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

Subsidiaries

Presently, the Bank has two wholly-owned subsidiaries, Alliance Delaware Corp., which holds and manages certain investment securities and Alliance Financial and Investment Services LLC which participates in commission fees. Alliance Delaware Corp. was formed in 1999 to accommodate the transfer of certain assets that are legal investments for the Bank and to provide for a greater degree of protection to claims of creditors. The laws of the State of Delaware and the court system create a more favorable environment for the business affairs of the subsidiary.  Alliance Delaware Corp. currently manages certain investments for the Bank, which, as of December 31, 2007, amounted to $53.8 million.  Alliance Financial and Investment Services LLC was established in 2003 to share in commission fees from non-insured alternative investment products.

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

Certain of the statutory and regulatory requirements that are applicable to Alliance Bank, Alliance Bancorp and Alliance Mutual Holding Company are described below.  This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Alliance Bank, Alliance Bancorp and Alliance Mutual Holding Company and is qualified in its entirety by reference to the actual statutes and regulations.

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

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund.  The assessment rate for the third quarter of 2007 was 0.0144% of insured deposits and is adjusted quarterly.  These assessments will continue until the Financing Corporation bonds mature in 2019.

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

At December 31, 2007, Alliance Bank’s capital ratios exceeded each of its capital requirements.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders.  Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  At December 31, 2007, Alliance Bank was in compliance with the above restrictions.

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

Waivers of Dividends by Alliance Mutual Holding Company.  It is the policy of a number of mutual holding companies to waive the receipt of dividends declared by their subsidiary companies.  Office of Thrift Supervision regulations will require Alliance Mutual Holding Company to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Alliance Bancorp.  The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if the waiver of cash dividends would not be detrimental to the safe and sound operation of the subsidiary institution.  The Company has, and anticipates in the future, that Alliance Mutual Holding Company will waive dividends paid by them.  Under Office of Thrift Supervision regulations, public stockholders are not diluted because any dividends waived by a mutual holding company are not considered in determining an appropriate exchange ratio in the event the mutual holding company converts to stock form.

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

•                  a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting;

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

At December 31, 2007, Alliance Bank’s total federal pre-1988 reserve was approximately $7.1 million.  The reserve reflects the cumulative effects of federal tax deductions for which no federal income tax provisions have been made.

Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”).  The AMT is payable to the extent such AMTI is in excess of an exemption amount.  Net operating losses can offset no more than 90% of AMTI.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  Alliance Bank has been subject to the AMT and as of December 31, 2007, had $1.1 million of AMT available as credit for carryover purposes.

Net Operating Loss Carryovers.  Net operating losses incurred in taxable years beginning before August 6, 1997 may be carried back to the three preceding taxable years and forward to the succeeding 15 taxable years.  For net operating losses in years beginning after August 5, 1997, other than 2001 and 2002, such net operating losses can be carried back to the two preceding taxable years and forward to the succeeding 20 taxable years.  Net operating losses arising in 2001 or 2002 may be carried back five years and may be carried forward 20 years.  At December 31, 2007, Alliance Bank had no net operating loss carryforwards respectively, for federal income tax purposes.

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

Pennsylvania Taxation.  Alliance Bancorp is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax.  The Corporation Net Income Tax rate for fiscal 2007 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments.  In general, the Capital Stock Tax is a property tax imposed at the rate of approximately 0.389% (for 2007) of a corporation’s capital stock value, which is determined in accordance with a fixed formula based upon average net income and net worth.

Alliance Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act (the “MTIT”), as amended to include thrift institutions having capital stock.  Pursuant to the MTIT, the tax rate is 11.5%.  The MTIT exempts Alliance Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers.  The MTIT is a tax upon net earnings, determined in accordance with U.S. generally accepted accounting principles with certain adjustments.  The MTIT, in computing income under U.S. generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of Alliance Bank.  Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes.  At December 31, 2007, the Bank had approximately $820,000, $579,000 and $800,000 in NOL carryforwards expiring in 2008, 2009 and 2010, respectively, for state tax purposes.

Item 1A.  Risk Factors

Not applicable

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties.

Offices and Properties

At December 31, 2007, the Company conducted its business from its executive offices in Broomall, Pennsylvania and eight service offices, all of which are located in southeastern Pennsylvania.

The following table sets forth certain information with respect to the office and other properties of the Company at December 31, 2007.

Description/Address	Leased/Owned	Net Book Value of Premises and Fixed Assets	Amount of Deposits
		(In Thousands)
MAIN OFFICE

Lawrence Park	Owned	$1,534	$74,584
541 Lawrence Road
Broomall, PA 19008

BRANCH OFFICES

Upper Darby	Leased (1)	20	43,527
69th and Walnut Sts
Upper Darby, PA 19082

Secane	Leased (2)	229	57,532
925 Providence Road
Secane, PA 19018

Newtown Square	Leased (3)	12	23,487
252 & West Chester Pike
Newtown Square, PA 19073

Havertown	Leased (4)	79	45,660
500 E. Township Line Road
Havertown, PA 19083

Lansdowne	Owned	32	24,131
9 E. Baltimore Pike
Lansdowne, PA 19050

Springfield	Leased (5)	547	35,124
153 Saxer Avenue
Springfield, PA 19064

Shoppes at Brinton Lake	Leased (6)	220	18,310
979 Baltimore Pike
Glen Mills, PA 19342

Paoli Shopping Center	Leased (7)	75	8,343
82 E. Lancaster Ave.
Paoli, PA 19301

(1)         The lease expires in February 2010.

(2)          The lease expires in April 2011 with one remaining option to extend the lease for ten years.

(3)          The building is owned but the ground is leased.  The lease expires in June 2011 with one remaining options to extend the lease for five years each.  The Company intends to exercise this option.

(4)         The lease expires in January 2009 with three successive options to extend the lease for five years each.

(5)        The lease expires in September 2015.

(6)       The lease expires in April 2012 with two successive options to extend the lease for five years each.

(7)      The lease expires May 2012.

Item 3.  Legal Proceedings.

The Company is not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

ITEM 5.  MARKET FOR COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES.

This information is presented on the last page of this Form 10-K

PART II.

Item 6.  Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The selected consolidated financial and other data of Alliance Bank set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, appearing elsewhere in this Annual Report.

	As of or For the Year Ended December 31,
(Dollars in thousands, except per share amounts)	2007	2006	2005	2004	2003
Selected Financial Data
Total assets	$424,467	$410,350	$389,035	$382,134	$374,374
Cash and cash equivalents	42,079	48,283	20,956	22,137	15,388
Loans receivable, net	256,932	235,761	224,294	209,712	208,678
Loans held for sale	—	125	—	565	640
Mortgage-backed securities	35,632	43,636	48,362	31,497	25,018
Investment securities	67,861	59,305	72,079	93,897	101,636
Other real estate owned	—	—	1,795	3,475	2,604
Deposits	330,788	333,802	297,710	286,906	274,619
Other borrowed money (1)	37,000	37,172	52,501	56,317	61,880
Stockholders’ equity	51,458	33,500	34,127	35,046	35,138
Non-performing assets (2)	2,097	1,559	3,735	5,441	8,498

Selected Operating Data

Interest and dividend income	$24,340	$21,752	$19,883	$19,419	$19,822
Interest expense	13,999	11,331	8,907	7,820	8,475
Net interest income	10,341	10,421	10,976	11,599	11,347
Provision for loan losses	120	60	120	210	480
Net interest income after provision for loan losses	10,221	10,361	10,856	11,389	10,867
Other income	484	1,452	1,133	1,444	1,465
Other expenses	9,807	10,509	10,972	10,385	10,096
Income before income taxes	898	1,304	1,017	2,448	2,236
Income tax (benefit)expense	(157)	(67)	(157)	329	74

Net income	$1,055	$1,371	$1,174	$2,119	$2,162

Basic and diluted earnings per share (4)	$0.15	$0.19	$0.16	$0.23	$0.30

                                                                                                                                                             (Footnotes on Following Page)

	As of or For the Year Ended December 31,
	2007	2006	2005	2004	2003

Selected Operating Ratios
Average yield earned on interest-earning assets	6.12%	5.89%	5.43%	5.41%	5.53%
Average rate paid on interest-bearing liabilities	4.03	3.39	2.69	2.41	2.63
Average interest rate spread (3)	2.09	2.49	2.74	3.00	2.90
Net interest margin (3)	2.60	2.82	3.00	3.23	3.17
Ratio of interest-earning assets to interest-bearing liabilities	114.54	110.66	110.74	110.52	111.00
Noninterest expense as a percent of average assets	2.33	2.69	2.89	2.73	2.69
Return on average assets	0.25	0.35	0.30	0.56	0.58
Return on average equity	2.18	4.05	3.39	5.99	6.19
Dividend payout ratio	58.56	90.39	105.54	58.47	57.31
Efficiency ratio	90.60	84.01	84.24	75.57	74.74
Ratio of average equity to average assets	11.52	8.68	8.94	9.31	9.31
Full-service offices at end of period	9	9	8	8	8

Asset Quality Ratios
Nonperforming loans and troubled debt restructurings as a percent of total loans receivable (2)	0.81	0.65	0.85	0.92	2.77
Nonperforming assets as a percent of total assets (2)	0.49	0.38	0.96	1.42	2.27
Allowance for loan losses as a percent of total loans receivable	1.09	1.14	1.18	1.22	1.29
Allowance for loan losses as a percent of nonperforming loans and troubled debt restructurings	135.00	174.39	137.63	132.65	46.51
Net charge-offs to average loans receivable outstanding during the period	0.00	0.02	0.03	0.16	0.55

Bank Capital Ratios
Tier 1 risk-based capital ratio	16.35	14.05	14.92	15.38	15.52
Total risk-based capital ratio	17.38	15.12	16.06	16.52	16.74
Tier 1 leverage capital ratio	10.52	8.98	9.02	9.21	9.28

(1)          Other borrowed money consists of Federal Home Loan Bank (“FHLB”) advances, demand notes issued to the U.S. Treasury and, the Employee Stock Ownership Plan (“ESOP”) debt.

(2)          Nonperforming assets consist of nonperforming loans, troubled debt restructurings and other real estate owned (“OREO”). Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more overdue, while OREO consists of real estate acquired through, or in lieu of, foreclosure.

(3)          Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.

(4)          The calculation of earnings per share for 2003 through 2006 has been adjusted for the exchange and additional share issuance in the reorganization and offering completed on January 30, 2007.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Alliance Bancorp, Inc. of Pennsylvania is a bank holding company which own 100% of Alliance Bank (“Bank”) which is a community oriented savings bank headquartered in Broomall, Pennsylvania.  We operate a total of nine banking offices located in Delaware and Chester Counties, which are suburbs of Philadelphia.  Our primary business consists of attracting deposits from the general public and using those funds, together with funds we borrow, to originate loans to our customers and invest in securities such as U.S. Government and agency securities, mortgage–backed securities and municipal obligations.  At December 31, 2007, we had $424.5 million of total assets, $330.8 million of total deposits and stockholders’ equity of $51.5 million.

On January 30, 2007, the Bank completed its reorganization to a mid–tier holding company structure and the sale by the mid–tier company, Alliance Bancorp, Inc. of Pennsylvania (“Alliance Bancorp” or the “Company”) of shares of its common stock.  In the reorganization and offering, the Company sold 1,807,339 shares of common stock at a purchase price of $10.00 per share and issued 5,417,661 shares of common stock in exchange for former outstanding shares of Alliance Bank (the “Bank”).  Each share of the Bank’s common stock was converted into 2.09945 shares of the Company’s.  The offering resulted in approximately $16.5 million in net proceeds.  Since Alliance Bancorp had no operations as of December 31, 2006, the discussion in this report covers the Bank, not the Company.

The Bank is primarily engaged in attracting deposits from the general public through its branch offices and using such deposits primarily to (i) originate and purchase loans secured by first liens on single–family (one–to–four units) residential and commercial real estate properties and (ii) invest in securities issued by the United States (“U.S.”) Government and agencies thereof, municipal and corporate debt securities and certain mutual funds.  The Bank derives its income principally from interest earned on loans, mortgage–backed securities and investments and, to a lesser extent, from fees received in connection with the origination of loans and for other services.  The Bank’s primary expenses are interest expense on deposits and borrowings and general operating expenses.  Funds for activities are provided primarily by deposits, repayments and prepayments of outstanding loans and mortgage–backed securities and other sources.

The Bank is subject to regulation by the Pennsylvania Department of Banking (the “Department”), as its chartering authority and primary regulator, and by the Federal Deposit Insurance Corporation (the “FDIC”), which insures the Bank’s deposits up to applicable limits.

Certain highlights of our operating strategy are:

Expanding our Market Presence.  We have taken steps to increase our market penetration in our existing market areas by increasing the products and services we offer, incentivizing our employees to cross–sell our products and emphasizing customer service in an effort to capture more of each customer’s banking relationships.  In addition to organic growth, we continue to evaluate market expansion opportunities.  In 2005, we opened a new branch office in Chester County.  Though net proceeds from the offering has facilitated our ability to consider additional new offices, either on a de novo basis or through acquisitions, we  currently we have no plans, agreements or understandings with respect to any acquisitions.

Emphasizing Business Banking Operations.  We recently hired an additional loan officer and have increased our calls on local builders and other local businesses in an effort to increase our business banking relationships.  As a locally based bank, we believe that we offer a high level of customer service and a quick loan application and approval process which is attractive to many local, small to medium sized businesses.

Emphasizing Commercial Real Estate and Construction Loans.  At December 31, 2007, $122.7 million or 47.2% of our total loan portfolio consisted of commercial real estate loans.  In addition, at such date, we had $14.6 million of construction loans.  Commercial real estate and construction loans are attractive because they provide us with higher average yields than single–family residential mortgage loans and they typically have adjustable rates of interest and/or shorter terms to maturity than traditional single–family residential mortgage loans.  The net proceeds from the offering increased our capital and will facilitate our ability to make larger commercial and construction loans, subject to our current underwriting guidelines.  We intend to continue to emphasize growth in our commercial real estate and construction lending in a manner consistent with our loan underwriting policies and procedures.

Considering New Product Lines.  We continue to evaluate new product lines in our efforts to offer a broader array of products and services to our customers.  In particular, we continue to evaluate financial products which will increase our non–interest income.

Maintaining High Asset Quality.  At December 31, 2007, our ratio of total non–performing assets to total assets was 0.49%, compared to 0.38% at December 31, 2006.  We will continue to strive to maintain high asset quality.

Continuing Residential Mortgage Lending.  Historically, we were a traditional single–family residential mortgage lender, and we will continue to offer traditional single–family residential loan products.  In recent periods, we have emphasized home equity loans and lines of credit due to the shorter terms to maturity and adjustable interest rates which we generally offer on such products as well as consumer demand for home equity loans and lines of credit.  At December 31, 2007, home equity loans and lines of credit amounted to $29.5 million or 11.3% of the total loan portfolio.

Increasing Core Deposits.  We intend to increase our core deposits in order to reduce our cost of funds.  The Bank offers a wide variety of deposits to its customers and is competitive in the rates it offers although it does not necessarily seek to match the highest rates paid by competitors.  The Bank also promotes longer term deposits where possible and consistent with its asset liability management goals.  In addition to increasing its core deposits, the Bank continually reviews its borrowings as a source of funds and may determine to prepay additional borrowings, even if there would be a prepayment penalty, where in the judgment of management any penalty would be offset in a reasonable period through an improved net interest spread.  Management has determined not to repay or refinance such advances at this time because the current prepayment penalties upon early retirement would not be offset in a reasonable period of time through an improved net interest spread.

Our results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on our loan and securities portfolios and interest expense on deposits and borrowings.  Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest–earning assets and the average rate paid on interest–bearing liabilities, and the relative amounts of interest–earning assets and interest–bearing liabilities. Results of operations are also affected by our provisions for loan losses, fees and service charges and other non–interest income and non–interest expense.  Non–interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and other expense.  Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.

Our net income amounted to $1.1 million and $1.4 million for the years ended December 31, 2007 and 2006, respectively.  Some of the major factors and trends which have impacted our results in these periods include the following:

Other Than Temporary Impairment of Securities.  On January 25, 2008, the Company reported net income of $1.6 million or $.23 per diluted share for the year ended December 31, 2007.  However, due to the continued decline in the fair value of the Company’s investment in its $20 million mutual funds portfolio subsequent to year end 2007, the Company has identified the impairment of these securities as other than temporary and has reclassified the December 31, 2007 unrealized pre–tax loss of $860,000 as a charge against operating results.  This reclassification has no impact on previously reported stockholders’ equity as of December 31, 2007.  However, as a result of this charge, the Company is reporting a net income of $1.1 million or $.15 per diluted share for the year ended December 31, 2007.

The Company attributes the lower valuations of these mutual funds to a significant widening of spreads primarily due to the mortgage–related securities underlying these funds.  This spread differential is primarily due to the general lack of investor interest for these type of securities in the current market environment.  While the funds are presently returning a 4.75% dividend, their fair value has continued to decline by approximately $240,000 at the end of February 2008 as compared to December 31, 2007.  If this further decline in fair value does not significantly recover before the Company’s next reporting period, an additional impairment charge will be recorded against operating results for the quarter ending March 31, 2008.

Compression of Our Net Interest Spread and Net Interest Margin.  Our average interest rate spread was 2.09% and 2.49% for the years ended December 31, 2007 and 2006, respectively.  Alliance Bank’s net interest margin, which is net interest income as a percentage of average interest–earning assets, was 2.60% and 2.82% for the years ended December 31, 2007 and 2006, respectively.  During 2007, the Federal Reserve Board reduced the federal funds rate three times from 5.25% at December 31, 2006 to 4.25% at December 31, 2007.  In addition, in January of 2008, the Federal Reserve Board further decreased the Federal Funds rate twice to 3.00%.  The Company anticipates that this decrease will cause downward pressure on short term market interest rates.  Generally, a decreasing interest rate environment will reduce interest income earned on interest–earning assets and cause downward pressure on rates paid for interest bearing deposits.  However, interest rate changes generally affect interest income on prime based loans and overnight deposits almost immediately, while the impact on interest expense on customer deposits is more gradual due to fixed term certificates of deposit and the highly competitive environment in which the Company operates.  The Company

anticipates that the current falling rate environment will continue to put downward pressure on short term interest rates.   This decreasing interest rate environment has resulted in pricing pressure on the Bank’s deposit accounts as it attracts new customers and retains existing customers.

Managing Non–Interest Expenses. Our non–interest expenses amounted to $9.8 million and $10.5 million for the years ended December 31, 2007 and 2006, respectively.  The decrease was primarily due to a $507,000 or 8.4% decrease in salary and employee benefits and a $335,000 or 51.1% decrease in advertising and marketing expenses. The decrease in salaries and employee benefits was attributable to a larger number of officers in 2006 compared to 2007 primarily due to scheduled retirements.   The decrease in advertising and marketing was attributed to the Company’s reduced focus on media and newspaper advertising.

Critical Accounting Policies

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements included elsewhere herein.  These policies are described in Note 2 of the notes to our consolidated financial statements.  The accounting and financial reporting policies of the Bank conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented.  The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results.  These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

Other than Temporary Impairment of Securities.  The Bank is required to perform periodic reviews of individual securities in its investment portfolio to determine whether a decline in the fair value of a security is other than temporary.  A review of other–than–

temporary impairment requires the Bank to make certain judgments regarding the nature of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery and the Bank’s intent and ability to hold the security.  Management evaluates securities for other than temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluations.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near–term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  If the decline in the market value of a security is determined to be other than temporary we would recognize the decline as a realized loss on the income statement.

Financial Condition

The Bank’s total assets increased $14.1 million or 3.4% to $424.5 million at December 31, 2007, compared to $410.3 million at December 31, 2006.  This increase can be attributed to a $21.2 million or 9.0% increase in loans receivable as well as an $10.5 million or 30.1% increase in investment securities available for sale.  The increase in loans receivable was primarily due to new loan production.  The increase in investment securities available for sale is the result of the Bank’s increased investment in these securities due to excess liquidity.  These increases were offset by a $6.2 million or 12.8% decrease in cash and cash equivalent, an $8.0 million or 18.3% decrease in mortgage–backed securities, and a $2.0 million or 8.3% decrease in investment securities held to maturity.  The decrease in cash and cash equivalents was due to the funding of the increased loan activity and increased investment in investment securities available for sale.  The decrease in mortgage–backed securities, and investment securities held to maturity was primarily due to calls and maturities within the portfolios and the Bank not reinvesting in these instruments at the same levels of the calls and maturities.  The proceeds from these calls and maturities were invested in cash and cash equivalents as well as to fund loan growth.  New loan production amounted to $77.0 million for 2007 and included $30.5 million in residential and consumer lending, $32.9 million in commercial and business lending and $9.6 million in real estate construction lending. In addition, the Bank generally sells all fixed–rate residential loan originations, including servicing, with terms of 15 years or more in the secondary market. Such loans sold amounted to $4.7 million in 2007.  The Bank’s net loans receivable outstanding at December 31, 2007 grew $21.2 million or 9.0% to $256.9 million as compared to $235.8 million at December 31, 2006.  The Bank remains committed to continuing its lending emphasis on developing and growing new and existing relationships with both retail and commercial customers.

Total liabilities decreased $3.8 million or 1.0% to $373.0 million at December 31, 2007, compared to $376.8 million at December 31, 2006.  This decrease was primarily due to a $5.1 million or 23.3% decrease in non interest–bearing deposits, a $660,000 or 11.3% decrease in accrued expenses and other liabilities, and a $172,000 or 0.5% decrease in FHLB advances.  These decreases were partially offset by an increase of $2.1 million or 0.7% in interest bearing deposits.  Stockholders’ equity increased $18.0 million or 53.6% to $51.5 million as of December 31, 2007 compared to $33.5 million at December 31, 2006.  This increase was primarily due to a $16.4 million or 216.4% increase in additional paid in capital which was primarily due to the stock offering completed on January 30, 2007 which resulted in approximately $16.5 million in net proceeds.

The Bank’s nonperforming assets, which consist of nonaccruing loans, accruing loans 90 days or more delinquent and other real estate owned (which includes real estate acquired through, or in lieu of, foreclosure) increased to $2.1 million or 0.5% of total assets at December 31, 2007 from $1.6 million or 0.4% of total assets at December 31, 2006.  At December 31, 2007, the Bank’s $2.1 million of nonperforming assets consisted of $595,000 of accruing loans 90 days or more delinquent, $1.5 million of nonaccrual loans and no OREO.  At December 31, 2007, nonperforming loans consisted of $1.7 million in single–family residential real estate loans, $416,000 in commercial real estate loans, and $32,000 in consumer and other loans.  The Bank’s management continues to aggressively pursue the collection and resolution of all delinquent loans.

At December 31, 2007, the Bank’s total allowance for loan losses amounted to $2.8 million, as compared to $2.7 million at December 31, 2006.  The increase was due to $120,000 in provisions to maintain an appropriate allowance level in light of factors such as the level of nonperforming loans and the current economic environment.  In addition, in 2007, the Bank’s net charge–offs amounted to $9,000.  At December 31, 2007, the Bank’s allowance for loan losses amounted to 135.00% of total nonperforming loans and 1.09% of total loans receivable, as compared to 174.39% and 1.14%, respectively, at December 31, 2006.

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

Results of Operations

General.  The Bank recorded net income of $1.1 million for the year ended December 31, 2007 as compared to net income of $1.4 million in 2006.  Net interest income decreased $80,000 for the year ended December 31, 2007, compared to 2006, primarily due to a decreasing interest rate environment during 2007. During 2007, the Federal Reserve Board reduced the federal funds rate three times from 5.25% at December 31, 2006 to 4.25% at December 31, 2007.  In addition in January of 2008 the Federal Reserve Board further decreased the Federal Funds rate twice to 3.00%.  The Company anticipates that this decrease will cause downward pressure on short term market interest rates.  Generally, a decreasing interest rate environment will reduce interest income earned on interest–earning assets and cause downward pressure on rates paid for interest bearing deposits.  However, interest rate changes generally affect interest income on prime based loans and overnight deposits almost immediately, while the impact on interest expense on customer deposits is more gradual due to fixed term certificates of deposit and the highly competitive environment in which the Company operates.  The Company anticipates that the current falling rate environment will continue to put downward pressure on short term interest rates.   This decreasing interest rate environment has resulted in pricing pressure on the Bank’s deposit accounts as it attracts new customers and retains existing customers.  Other income decreased $968,000 or 66.7% for the year ended December 31, 2007, compared to 2006.  This decrease is primarily attributable to an $860,000 impairment charge on securities discussed in detail in the next paragraph and a $101,000 decrease in the gain on the sale of OREO. In 2006 the Bank recognized a gain on sale of other real estate owned of $122,000 compared to a $21,000 gain for the comparable period in 2007.   Other expenses decreased by $702,000 or 6.7% for the year ended December 31, 2007, compared to 2006.  This decrease is primarily due to decreases in salaries and employee benefits and a $335.1 thousand decrease in advertising and marketing.  The decrease in advertising and marketing was attributed to the Company’s reduced focus on media and newspaper advertising, for the year ended December 31, 2007, compared to 2006.  The decrease in salaries and employee benefits was attributable to a larger number of officers in 2006 compared to 2007 primarily due to scheduled retirements.  The provision for loan losses increased $60,000 primarily due to increases in loans receivable and nonperforming loans.  For 2007 the Company recorded a $157,000 income tax benefit compared to a $67,000 tax benefit for 2006.  The income tax benefit increased due to a lower amount of pretax income for the year ended December 31, 2007, compared to 2006.

On January 25, 2008, the Company reported net income of $1.6 million or $.23 per diluted share for the year ended December 31, 2007.  However, due to the continued decline in the fair value of the Company’s investment in its $20 million mutual funds portfolio subsequent to year end 2007, the Company has identified the impairment of these securities as other than temporary and has reclassified the December 31, 2007 unrealized pre–tax loss of $860,000 as a charge against operating results.  This reclassification has no impact on previously reported stockholders’ equity as of December 31, 2007.  However, as a result of this charge, the Company is reporting a net income of $1.1 million or $.15 per diluted share for the year ended December 31, 2007.

The Company attributes the lower valuations of these mutual funds to a significant widening of spreads primarily due to the mortgage–related securities underlying these funds.  This spread differential is primarily due to the general lack of investor interest for these type of securities in the current market environment.  While the funds are presently returning a 4.75% dividend, their fair value has continued to decline by approximately $240,000 at the end of February 2008 as compared to December 31, 2007.  If this further decline in fair value does not significantly recover before the Company’s next reporting period, an additional impairment charge will be recorded against operating results for the quarter ending March 31, 2008.

Average Balances, Net Interest Income and Yields Earned and Rates Paid.  The following average balance sheet table sets forth for the periods indicated, information on the Bank regarding:  (i) the total dollar amounts of interest income on interest–earning assets and the resulting average yields; (ii) the total dollar amounts of interest expense on interest–bearing liabilities and the resulting average costs; (iii) net interest income; (iv) interest rate spread; (v) net interest–earning assets (interest–bearing liabilities); (vi) the net yield earned on interest–earning assets; and (vii) the ratio of total interest–earning assets to total interest–bearing liabilities.  Information is based on average daily balances during the periods presented.

	Year Ended December 31,
	At Dec. 31, 2007		2007			2006			2005
	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
(Dollars in Thousands)
Interest–earning assets:
Loans receivable (1) (2)	6.74%	$247,157	$16,966	6.86%	$232,520	$15,534	6.68%	$218,036	$14,214	6.52%
Mortgage–backed securities
Investment securities	4.73	39,660	1,816	4.58	47,342	2,184	4.61	41,327	1,808	4.37
Other interest–earning assets	4.88	64,983	3,333	5.13	70,927	3,219	4.54	84,771	3,271	3.86
Total interest–earning assets	4.27	46,200	2,225	4.82	18,532	815	4.40	21,993	590	2.68
Noninterest–earning assets	6.02	398,000	24,340	6.12	369,321	21,752	5.89	366,126	19,883	5.43
Total assets		22,741			20,942			20,874
		$420,741			$390,263			$387,001
Interest–bearing liabilities:
Deposits	3.45	$310,112	$11,618	3.75	$285,768	8,350	2.92	$277,507	5,666	2.04
FHLB advances and other borrowings	6.34	37,356	2,381	6.37	47,990	2,981	6.21	53,116	3,241	6.10
Total interest–bearing liabilities	3.74	347,468	13,999	4.03	333,758	11,331	3.39	330,623	8,907	2.69
Noninterest–bearing liabilities		24,800			22,617			21,796
Total liabilities		372,268			356,375			352,419
Stockholders’ equity		48,473			33,888			34,582
Total liabilities and stockholders’ equity		$420,741			$390,263			$387,001

Net interest–earning assets		$50,532			$35,563			$35,504
Net interest income/interest rate spread	2.28%		$10,341	2.09%		$10,421	2.49%		$10,976	2.74%
Net yield on interest– earning assets (3) (4)				2.60%			2.82%			3.00%
Ratio of interest–earning assets to interest–bearing liabilities				114.54%			110.66%			110.74%

(1)      Includes loans held for sale.

(2)             Nonaccrual loans and loan fees have been included.

(3)             Net interest income divided by interest–earning assets.

(4)             The indicated yields are not reflected on a tax equivalent basis.

Rate/Volume analysis.  The following table describes the extent to which changes in interest rates and changes in volume of interest–related assets and liabilities have affected the Bank’s interest income and expense during the periods indicated.  For each category of interest–earning assets and interest–bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume), and (iii) total change in rate and volume.  The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	Year Ended December 31,
	2007 vs. 2006
	Increase
	(Decrease) Due To

			Total
			Increase
	Rate	Volume	(Decrease)
(Dollars in Thousands)
Interest–earning assets:

Loans receivable	$446	$986	$1,432
Mortgage–backed securities	(14)	(354)	(368)
Investment securities	482	(368)	114
Other interest–earning assets	186	1,224	1,410
Total interest–earning assets	1,100	1,488	2,588

Interest–bearing liabilities:

Deposits	2,404	865	3,269
FHLB advances and other borrowings	58	(659)	(601)
Total interest–bearing liabilities	2,462	206	2,668

Increase (decrease) in net interest income	$(1,362)	$1,281	$(80)

Net Interest Income.  Net interest income is determined by the Bank’s interest rate spread (i.e., the difference between the yields earned on its interest–earning assets and the rates paid on its interest–bearing liabilities) and the relative amounts of interest–earning assets and interest–bearing liabilities.  Net interest income decreased $80,000 or 0.8% to $10.3 million for the year ended December 31, 2007 compared to 2006. This decrease was primarily due to an increase in the average balances of deposits and an increase in rates paid on such deposits, partially offset by an increase in the average balances of loans and a decrease in the average balance of FHLB advances.

Interest and Dividend Income.  Interest income increased $2.6 million or 11.9% to $24.3 million for the year ended December 31, 2007, compared to the same period in 2006.  The increase was due to a $1.4 million or 9.2% increase in interest income on loans, a $114,000 or 3.6% increase in investment securities and a $1.4 million or 173.2% increase in interest income on balances due from depository institutions.  These increases were offset by a $368,000 or 16.9% decrease in interest income earned on mortgage–backed securities.  The increase in interest income on loans was due to a $14.6 million increase in the average balance of the loan portfolio and an 18 basis point (one basis point is equal to 1/100 of a percent) increase in the average yield earned on loans.  The increase in interest income on investment securities was due to a 59 basis point increase average yield earned on such securities, partially offset by a $5.9 million decrease in the average balance of investment securities.  The increase in interest and dividend income on balances due from depository institutions was primarily due to a $27.7 million or 149.3% increase in the average balance and a 42 basis point increase in the average yield earned.  The decrease in interest income on mortgage backed securities was due to a $7.7 million or 16.2% decrease in the average balance outstanding offset by a 3 basis point decrease in yield.

Interest Expense.  Interest expense increased $2.7 million or 23.5% to $14.0 million for the year ended December 31, 2007, compared to the same period in 2006.  This increase was due to an increase of $3.3 million or 39.1% in interest expense on deposits, partially offset by a decrease of $601,000 or 20.2% in interest expense on FHLB advances and other borrowings.  The increase in interest expense on deposits was due to a $24.3 million or an 8.5% increase in the average balance outstanding and an

83 basis point increase in the average rate paid.  The decrease in interest expense on FHLB advances and other borrowings was due to a $10.6 million or 22.2% decrease in the average balance outstanding partially offset by a 16 basis point increase in the average rates paid. The decrease in the average balance of FHLB advances was primarily attributable to the repayment of a $10.0 million advance in July of 2006 and, to a lesser extent, the maturity and repayment of a $5.0 million advance in December of 2006.  Substantially all $37.3 million in FHLB average advances at December 31, 2007 are long–term, and have fixed–rates of interest. The weighted average rate of the Bank’s FHLB advances was 6.37% as of December 31, 2007.  The long–term, fixed–rate advances are subject to significant prepayment penalties upon early repayment and, therefore, management has determined not to repay or refinance such advances at this time.

Provision for Loan Losses.  The Bank establishes provisions for loan losses, which are charges to operating results, in order to maintain a level of total allowance for losses that management believes, to the best of its knowledge, covers all known and inherent losses that are both probable and reasonably estimable, at each reporting date.  The allowance is based upon an assessment of prior loss experience, the volume and type of lending conducted by the Bank, industry standards, past due loans, economic conditions in the Bank’s market area and other factors related to the collectibility of the Bank’s loan portfolio.  The provision for loan losses amounted to $120,000 and $60,000 for the years ended December 31, 2007 and 2006, respectively.

Other Income.  Total other income decreased $968,000 or 66.7% to $484,000 for the year ended December 31, 2007, compared to the same period in 2006.  This decrease is primarily attributable to an $860,000 impairment charge on securities.  On January 25, 2008, the Company reported net income of $1.6 million or $.23 per diluted share for the year ended December 31, 2007.  However, due to the continued decline in the fair value of the Company’s investment in its $20 million mutual funds portfolio subsequent to year end 2007, the Company has identified the impairment of these securities as other than temporary and has reclassified the December 31, 2007 unrealized pre–tax loss of $860,000 as a charge against operating results.  This reclassification has no impact on previously reported stockholders’ equity as of December 31, 2007.  However, as a result of this charge, the Company is reporting a net income of $1.1 million or $.15 per diluted share for the year ended December 31, 2007.

The Company attributes the lower valuations of these mutual funds to a significant widening of spreads primarily due to the mortgage–related securities underlying these funds.  This spread differential is primarily due to the general lack of investor interest for these type of securities in the current market environment.  While the funds are presently returning a 4.75% dividend, their fair value has continued to decline by approximately $240,000 at the end of February 2008 as compared to December 31, 2007.  If this further decline in fair value does not significantly recover before the Company’s next reporting period, an additional impairment charge will be recorded against operating results for the quarter ending March 31, 2008.

The decrease in other income was also affected by a $101,000 decrease in the gain on the sale of OREO.  In 2006, the Bank recognized a gain on sale of other real estate owned of $122,000 compared to a $21,000 gain for the comparable period in 2007.  The Bank has collected a management fee from Alliance Mutual Holdings which reimburses the Bank for certain salary and overhead costs the Bank incurs on behalf of Alliance Mutual Holdings.  The management fees for 2007 and 2006, were $420,000 and $480,000, respectively.

Other Expenses.  Our non–interest expenses amounted to $9.8 million and $10.5 million for the years ended December 31, 2007 and 2006, respectively.  The decrease in 2007 was primarily due to a $507,000 or 8.4% decrease in salary and employee benefits and a $335,000 or 51.1% decrease in advertising and marking expenses. The decrease in salaries and employee benefits was attributable to a larger number of officers in 2006 compared to 2007 primarily due to scheduled retirements.   The decrease in advertising and marketing was attributed to the Company’s reduced focus on media and newspaper advertising.

Income Tax Expense (Benefit).  Income tax benefit amounted to $157,000 and $67,000 for the years ended December 31, 2007 and 2006, respectively, resulting in effective tax rates of (17.5)% and (5.1)%, respectively.  The increase in income tax benefit for the year ended December 31, 2007 was primarily due to lower pre–tax income in 2007 compared to 2006 as a result of the $860,000 impairment on securities, partially offset by lower tax–exempt income from securities when compared to 2006.  The negative effective tax rates primarily resulted from tax exempt income from Bank–owned life insurance and certain tax–exempt securities purchased by the Bank.

Liquidity and Capital Resources

The Bank’s liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations.  The Bank’s primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage–backed securities, sales of loans, maturities and calls of investment securities and other short–term investments and income from operations.  Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition.  After the completion of its reorganization and stock offering in January of 2007, the Bank’s liquidity and capital position were further strengthened resulting from $16.5 million in net proceeds from the stock offering.  The Bank attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors.  Any excess funds are invested in overnight and other short–term interest–earning accounts.  The Bank generates cash flow through the retail deposit market, its traditional funding source, for use in investing activities.  In addition, the Bank may utilize borrowings such as Federal Home Loan Bank advances for liquidity or profit enhancement.  At December 31, 2007, the Bank had $37.0 million of outstanding advances and $144.5 million of additional borrowing capacity from the FHLB of Pittsburgh.  Further, the Bank has access to the Federal Reserve Bank discount window.  At December 31, 2007, the Bank had no such funds outstanding.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Bank.  At December 31, 2007, the total approved loan commitments outstanding amounted to $15.0 million.  At the same date, commitments under unused lines of credit amounted to $30.2 million.  Certificates of deposit scheduled to mature in one year or less at December 31, 2007, totaled $181.1 million.  Management believes that a significant portion of maturing deposits will remain with the Bank.  Investment and mortgage–backed securities totaled $103.5 million at December 31, 2007, of which $51.7 million are scheduled to mature or reprice in one year or less.  The Bank anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

In 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Nos. FAS 115–1 and FAS 124–1, “The Meaning of Other–Than–Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other–than–temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other–than–temporary impairments. This FSP nullifies certain requirements of EITF Issue 03–1, “The Meaning of Other–Than–Temporary Impairment and Its Application to Certain Investments”, and supersedes EITF Topic No. D–44, “Recognition of Other–Than–Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The guidance in this FSP amends SFAS Statement No. 115,”Accounting for Certain Investments in Debt and Equity Securities.”

Management evaluates securities for other–than–temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near–term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.    These unrealized losses do not represent an other–than–temporary impairment at December 31, 2007 due to the intent and ability of the Bank to hold until maturity or an anticipated recovery in fair value.

On January 25, 2008, the Company reported net income of $1.6 million or $.23 per diluted share for the year ended December 31, 2007.  However, due to the continued decline in the fair value of the Company’s investment in its $20 million mutual funds portfolio subsequent to year end 2007, the Company has identified the impairment of these securities as other than temporary and has reclassified the December 31, 2007 unrealized pre–tax loss of $860,000 as a charge against operating results.  This reclassification has no impact on previously reported stockholders’ equity as of December 31, 2007.  However, as a result of this charge, the Company is reporting a net income of $1.1 million or $.15 per diluted share for the year ended December 31, 2007.

The Company attributes the lower valuations of these mutual funds to a significant widening of spreads primarily due to the mortgage–related securities underlying these funds.  This spread differential is primarily due to the general lack of investor interest for these type of securities in the current market environment.  While the funds are presently returning a 4.75% dividend, their fair value has continued to decline by approximately $240,000 at the end of February 2008 as compared to December 31, 2007.  If this further decline in fair value does not significantly recover before the Company’s next reporting period, an additional impairment charge will be recorded against operating results for the quarter ending March 31, 2008.

Bank Regulatory Capital Requirements

The following table summarizes the Bank’s total stockholder’s equity, FDIC regulatory capital, total FDIC risk-based assets, leverage and risk-based regulatory ratios at December 31, 2007.

(Dollars in Thousands)

Total stockholder’s equity or GAAP capital (Bank)	$43,842
FDIC adjustment for securities available–for–sale	(115)
FDIC adjustment for retirement plans	901
FDIC leverage capital	44,628
Plus: FDIC tier 2 capital (1)	2,831
Total FDIC risk-based capital	$47,459

FDIC quarterly average total assets for leverage ratio	$424,105
FDIC net risk-weighted assets	273,018

FDIC leverage capital ratio	10.52%
Minimum requirement (2)	4.00% to 5.00%

FDIC risk-based capital — tier 1	16.35%
Minimum requirement	4.00%

FDIC actual capital (tier 1 & 2)	17.38%
Minimum requirement	8.00%

(1)	Tier 2 capital consists entirely of the allowable portion of the allowance for loan losses, which is limited to 1.25% of total risk-weighted assets as detailed under regulations of the FDIC.

(2)

The FDIC has indicated that most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional cushion of 100 to 200 basis points.As of December 31, 2007, the Bank had not been advised of any additional requirements in this regard.

Recent Accounting Pronouncements

FASB statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

FASB statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  SAB 110 is effective January 1, 2008.

Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings” expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments.”  Specifically, the SAB revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB 109 to have a material impact on its financial statements.

In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company’s operating income or net earnings.

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The implementation of this standard did not have any effect on the Company’s financial position or results of operations.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have any impact the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued FASB Staff Position (FSP) FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No 106 and to the Related Staff Implementation Guides.” This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical corrections to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The conforming amendments in this FSP shall be applied upon adoption of SFAS No. 158. The adoption of FSP FAS 158-1 did not have a material impact on the consolidated financial statements or disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— including an amendment of FASB Statements No. 115” SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value.   This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  The adoption of this pronouncement of SFAS No. 159 did not have any effect on its consolidated financial position and results of operations.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-10 did not have any impact on its financial position, results of operations or cash flows.

On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of this EIFT did not have any impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management believes the adoption of this pronouncement of SFAS No. 157 will not have a material effect on its consolidated financial position and results of operations.

The EITF reached a consensus on EITF Issue No. 06-4, “The Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 addresses whether the postretirement benefit associated with an endorsement split-dollar life insurance arrangement is effectively settled in accordance with Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and APB Opinion No. 12 “Omnibus Opinion—1967” upon entering into such an arrangement. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Management believes the adoption of EITF Issue No. 06-4 will not have a material effect on its consolidated financial position and results of operations.

Impact of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.  Unlike most industrial companies, virtually all of the Bank’s assets and liabilities are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than does the effect of inflation.

Controls and Procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that financial information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Forward-Looking Statements

This Report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management.  In addition, in those and other portions of this document, the words “anticipate,” “believe,” “estimate,” “except,” “intend,” “should” and similar expressions, or the negative thereof, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alliance Bancorp, Inc of Pennsylvania:

We have audited the accompanying consolidated statement of financial condition of Alliance Bancorp, Inc. of Pennsylvania and subsidiaries as of December 31, 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended.  Alliance Bancorp, Inc. of Pennsylvania’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bancorp, Inc. of Pennsylvania and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Beard Miller Company LLP

Beard Miller Company LLP

Malvern, Pennsylvania

March 18, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alliance Bancorp, Inc. of Pennsylvania

Broomall, Pennsylvania

We have audited the accompanying consolidated statement of financial condition of Alliance Bancorp, Inc. of Pennsylvania and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statement of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance Bancorp, Inc. of Pennsylvania and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” on December 31, 2006.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 23, 2007

(March 18, 2008 as to the last paragraph of Note 1)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
Assets	2007	2006

Cash and cash due from depository institutions	$3,917,772	$3,105,561
Interest bearing deposits with depository institutions	38,161,428	45,176,979
Total cash and cash equivalents	42,079,200	48,282,540

Investment securities available for sale	45,613,876	35,053,226
Mortgage — backed securities available for sale	35,631,823	43,635,706
Investment securities held to maturity (fair value — 2007, $22,826,715; 2006, $24,888,591)	22,247,271	24,250,959
Loans receivable - net of allowance for loan losses — 2007, $2,831,065; 2006, $2,719,418	256,932,165	235,761,033
Loans held for sale	—	125,000
Accrued interest receivable	1,931,991	1,931,600
Premises and equipment — net	2,910,122	3,143,240
Federal Home Loan Bank (FHLB) stock-at cost	2,310,100	2,548,500
Bank owned life insurance	10,463,139	10,102,712
Deferred tax asset	3,588,683	3,879,553
Prepaid expenses and other assets	758,190	1,635,749

Total Assets	$424,466,560	$410,349,818

Liabilities and Stockholders’ Equity

Liabilities
Non–interest bearing deposits	$16,839,970	$21,948,062
Interest bearing deposits	313,947,684	311,853,876
Total deposits	330,787,654	333,801,938

Demand notes issued to the U.S. Treasury	42,149	38,033
FHLB advances	37,000,000	37,171,822
Accrued expenses and other liabilities	5,178,473	5,838,059

Total liabilities	373,008,276	376,849,852

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Common stock, $.01 par value; shares authorized —; 2007, 15,000,000; 2006, 10,000,000; issued and outstanding — 2007, 7,225,000; 2006, 3,441,383	72,250	34,414
Additional paid-in capital	24,041,025	7,598,062
Retained earnings — partially restricted	28,974,883	28,537,679
Common stock acquired by ESOP	(843,108)	—
Accumulated other comprehensive loss	(786,766)	(2,670,189)

Total stockholders’ equity	51,458,284	33,499,966

Total Liabilities and Stockholders’ Equity	$424,466,560	$410,349,818

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2007	2006

Interest and Fees and Dividend Income
Loans	$16,965,603	15,535,078
Mortgage-backed securities	1,815,539	2,183,876
Investment securities:
Taxable	1,146,983	911,893
Tax - exempt	1,058,705	1,222,840
Dividends	1,128,077	1,084,650
Balances due from depository institutions	2,225,217	814,365
Total interest and dividend income	24,340,124	21,752,702

Interest Expense
Deposits	11,618,158	8,350,033
FHLB advances and other borrowed money	2,380,488	2,981,408
Total interest expense	13,998,646	11,331,441

Net Interest Income	10,341,478	10,421,261
Provision for Loan Losses	120,000	60,000
Net Interest Income After Provision for Loan Losses	10,221,478	10,361,261

Other Income
Service charges on deposit accounts	345,804	321,562
Management fees	420,000	480,000
Other fee income	158,351	148,123
Gain on sale of loans	30,090	14,529
Gain on sale of securities, net	—	1,719
Gain on sale of OREO	20,689	121,936
Impairment charge on securities	(859,538)	—
Increase in cash surrender value of life insurance	360,427	363,288
Other	8,091	1,129
Total other income	483,914	1,452,286

Other Expenses
Salaries and employee benefits	5,496,754	6,003,410
Expenses of premises and equipment	1,910,554	1,858,338
Advertising and marketing	320,244	655,373
Professional fees	434,497	367,610
Loan and OREO expense	43,783	97,524
Other noninterest expense	1,601,861	1,527,626
Total other expenses	9,807,693	10,509,881

Income Before Income Taxes	897,699	1,303,666

Income Tax Benefit	(157,243)	(67,000)

Net Income	$1,054,942	$1,370,666

Basic and Diluted Earnings per Share	$0.15	$0.19

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2007 and 2006

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned shares held by ESOP	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity	Comprehensive Income

Balance, January 1, 2006	$34,414	$7,598,062	$28,405,911	$—-	$(1,911,244)	$34,127,143

Net income			1,370,666			1,370,666	$1,370,666
Dividends declared-$0.16 per share			(1,238,898)			(1,238,898)
Change in additional minimum liability for retirement plans, net of tax					188,020	188,020	188,020
Change in net unrealized gain on securities available for sale-net of tax (1)					64,388	64,388	64,388
FAS 158 Adjustment, net of tax					(1,011,353)	(1,011,353)
Balance, December 31, 2006	$34,414	$7,598,062	$28,537,679	$—-	$(2,670,189)	$33,499,966	$1,623,074

Proceeds from the sale of common stock, net	37,836	16,446,963				16,484,799
Common stock acquired by ESOP				(903,330)		(903,330)
ESOP shares committed to be released		(4,000)		60,222		56,222
Net income			1,054,942			1,054,942	1,054,942
Dividends declared-$0.19 per share			(617,738)			(617,738)
Change in liability for retirement plans, net of tax					542,999	542,999	542,999
Change in net unrealized gain on securities available for sale-net of tax (1)					1,340,424	1,340,424	1,340,424
Balance, December 31, 2007	$72,250	$24,041,025	$28,974,883	$(843,108)	$(786,766)	$51,458,284	$2,938,365

(1) Disclosure of reclassification , net of tax for years ended:	2007	2006
Net unrealized gains arising during the year	$773,129	$65,523
Add: reclassification adjustment for impairment charge included in net income (net of tax benefit of ($292,243) and $0, respectively)	567,295	-0-
Less: reclassification adjustment for net gains included in net income (net of tax $0 and $584, respectively).	–0–	1,135

Change in net unrealized gain (losses) on securities available for sale	$1,340,424	$64,388

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006

Operating Activities
Net income	$1,054,942	$1,370,666
Adjustments to reconcile net income to cash provided by operating activities:
Provision for:
Loan losses	120,000	60,000
Depreciation and amortization	655,045	646,186
Gain on sale of loans	(30,090)	(14,529)
Impairment charge on securities	859,538	—
Gain on sale of securities	—	(1,719)
ESOP shares committed to be released	56,222	—
Gain on sale of OREO	(20,689)	(121,936)
Origination of loans held for sale	(4,760,700)	(2,429,800)
Deferred tax benefit	(679,378)	(371,000)
Loans sold in the secondary market	4,761,794	2,319,318
Changes in assets and liabilities which provided (used) cash:
Accrued expenses and other liabilities	163,141	226,239
Prepaid expenses and other assets	877,559	(1,001,740)
Increase in cash surrender value of bank owned life insurance	(360,427)	(363,288)
Accrued interest receivable	(391)	(88,519)
Net cash provided by operating activities	2,696,566	229,878

Investing Activities
Purchase of investment securities-available for sale	(27,980,000)	(7,000,000)
Purchase of investment securities-held to maturity	—	(1,390,000)
Purchase of mortgage-backed securities	—	(6,451,397)
Loans originated and acquired	(72,272,204)	(73,340,821)
Proceeds from maturities and calls of investment securities	19,639,274	20,028,032
Proceeds from the sale of securities available for sale	—	1,001,719
Redemption of FHLB stock	238,400	189,600
Principal repayments of:
Loans	51,002,441	61,813,795
Mortgage-backed securities	8,959,053	11,412,745
Purchase of premises and equipment	(421,927)	(645,383)
Proceeds from sale of OREO	153,316	1,916,936
Net cash (used in) provided by investing activities	(20,681,647)	7,535,226

Financing Activities
Dividends paid	(617,738)	(1,238,898)
(Decrease) increase in deposits	(3,014,284)	36,091,940
Stock issuance	16,484,799	—
Stock acquired by ESOP	(903,330)	—
Demand notes issued to the U.S. Treasury	4,116	(280,736)
Repayments of FHLB advances	(171,822)	(15,010,604)
Net cash provided by financing activities	11,781,741	19,561,702

(Decrease) increase in Cash and Cash Equivalents	(6,203,340)	27,326,806
Cash and Cash Equivalents, Beginning of Year	48,282,540	20,955,734
Cash and Cash Equivalents, End of Year	$42,079,200	$48,282,540

Supplemental Disclosures of Cash Flow Information-
Cash paid during the period for:
Interest (credited and paid)	$13,997,501	$11,331,442
Income taxes	$450,000	$130,000

Supplemental Disclosure of Noncash Investing Activity-
Loans transferred to other real estate owned	$132,627	$—

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Notes to Consolidated Financial Statements

1.    Organizational Structure and Nature of Operations

In 1995, Alliance Bank, formerly Greater Delaware Valley Savings Bank, (the “Bank”) completed a reorganization from a Pennsylvania chartered mutual savings bank to a Pennsylvania chartered mutual holding company known as Greater Delaware Valley Holdings, a Mutual Company (the “Holding Company”) (“Reorganization”).  As part of the Reorganization, the Bank organized a Pennsylvania chartered stock savings bank and transferred substantially all of its assets and liabilities, including all of its deposit-taking, lending and other banking functions and its corporate name, to the newly created stock savings bank in exchange for 2,753,625 shares of its common stock. Concurrent with the Reorganization, the Bank sold 682,500 shares of common stock in a public offering at a price of $9.52 per share resulting in $6,500,000 of additional equity capital before offering expenses. The costs of issuing the common stock were deducted from the sale proceeds.

Subsequent to the Reorganization, the existing rights of the Bank’s depositors upon liquidation as of the effective date have been transferred to the Holding Company and records maintained to ensure such rights receive statutory priority in the event of a future mutual stock conversion, or in the more unlikely event of the Holding Company’s liquidation.

On June 5, 2006, the Bank announced its decision to form a mid-tier stock holding company and to offer and sell additional shares. The Boards of Directors of the Bank and the Holding Company adopted an Agreement and Plan of Reorganization (“Reorganization Plan”) and a Plan of Additional Stock Issuance (“Stock Plan”) pursuant to which (i) a mid-tier stock holding company, Alliance Bancorp, Inc, of Pennsylvania (“Alliance Bancorp” or the Company”) was formed; (ii) the issued and outstanding shares of common stock of the Bank were exchanged for shares of common stock of Alliance Bancorp; and (iii) additional shares of Alliance Bancorp were offered and sold to certain depositors of the Bank and others in accordance with the Stock Plan, and applicable federal banking regulation. As part of the Reorganization Plan, the Holding Company converted to a federal charter and changed its name to Alliance Mutual Holding Company.

Alliance Bancorp filed a registration statement with the Securities and Exchange Commission with respect to the stock offering. Proxy and offering materials setting forth detailed information relating to the Reorganization Plan and Stock Plan were sent to shareholders of the Bank for their consideration and approval. Shareholders of the Bank approved the Reorganization Plan at a special meeting of shareholders held on December 15, 2006.  The reorganization and stock offering were completed on January 30, 2007.  In the offering, Alliance Bancorp sold 1,807,339 shares at a purchase price of $10.00 per share and realized $16.5 million in net offering proceeds.  In addition, Alliance Bancorp issued 5,417,661 shares of common stock in exchange for former outstanding shares of the Bank.  Each share of the Bank’s common stock was converted into 2.09945 shares of Alliance Bancorp.  Lastly, an Employee Stock Ownership Program (ESOP) was established and the Bank borrowed $903,330 from Alliance Bancorp to purchase 90,333 shares of common stock.  Principal and interest payments of the loan will be made quarterly over a term of 15 years at an interest rate of 8.25%.

Nature of Operations — The Bank is principally in the business of attracting deposits through its branch offices and investing those deposits together with funds from borrowings and operations in single-family residential, commercial real estate, commercial business and consumer loans. The Bank is primarily supervised by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking.  The Company and the Holding Company are supervised by the Office of Thrift Supervision.

As a result of the exchange of shares discussed above, all per share amounts for 2006 have been adjusted for the exchange completed on January 30, 2007.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation - The consolidated financial statements of the Company include the accounts of the Bank, Alliance Delaware Corporation, which holds and manages certain investment and mortgage-backed securities, and Alliance Financial and Investment Services LLC which participates in commission fees from non-insured alternative investment products, all of which are wholly owned subsidiaries of the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities.  It also requires the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred tax assets and evaluation of investment securities for other than temporary impairment.

Segment Information — The Bank has one reportable segment, “Community Banking.”  All of the Banks activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Bank supports the others.  For example, lending is dependent upon the ability of the Bank to fund itself with deposits and other borrowings and manage interest rate and credit risk.  Accordingly, all significant operating decisions are based upon analysis of the Bank as one segment or unit.

The Bank operates only in the U.S. domestic market, primarily in Pennsylvania’s Delaware and Chester Counties.  For the years ended December 31, 2007, and 2006, there was no one customer that accounted for more than 10% of the Bank’s revenue.

Cash and Cash Equivalents — For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits with depository institutions.  As of December 31, 2007, the Bank’s minimum reserve balance with the Federal Reserve Bank was $2,868,000.

Investment and Mortgage-Backed Securities — The Bank classifies and accounts for debt and equity securities as follows:

•                  Securities Held to Maturity - Securities held to maturity are stated at cost, adjusted for unamortized purchase premiums and discounts, based on the positive intent and the ability to hold these securities to maturity considering all reasonably foreseeable conditions and events.

•                  Securities Available for Sale - Securities available for sale, carried at fair value, are those securities management might sell in response to changes in market interest rates, increases in loan demand, changes in liquidity needs and other conditions.  Unrealized gains and losses, net of tax, are reported as a net amount in other comprehensive income (loss) until realized.

Purchase premiums and discounts are amortized to income over the life of the related security using the interest method.  The adjusted cost of a specific security sold is the basis for determining the gain or loss on the sale.

On November 3, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

The following table shows the fair value and unrealized losses on investments, aggregated by investment category and the length of time that individual securities have been continuous unrealized loss position.

	December 31, 2007
(Dollars in Thousands)
	Less than 12 Months		12 Months or Longer
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Fair Value	Total Unrealized Losses
	(In Thousands)
Securities Available for Sale
U.S. Government obligations	$—	$—	$1,998	$1	$1,998	$1
Mortgage-backed securities	3,440	7	15,028	225	18,468	232
Total securities available for sale	$3,440	$7	$17,026	$226	$20,466	$233

Securities Held to Maturity
Municipal obligations	$1,014	$12	$1,389	$31	$2,403	$43

	December 31, 2006
(Dollars in Thousands)
	Less than 12 Months		12 Months or Longer
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Fair Value	Total Unrealized Losses
	(In Thousands)
Securities Available for Sale
U.S. Government obligations	$3,986	$12	$10,872	$127	$14,858	$139
Mutual funds	—	—	19,195	807	19,195	807
Mortgage-backed securities	9,199	35	32,490	930	41,689	965
Total securities available for sale	$13,185	$47	$62,557	$1,864	$75,742	$1,911

Securities Held to Maturity
Municipal obligations	$1,366	$25	$1,966	$21	$3,332	$46

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

As of December 31, 2007 management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of December 31, 2007, there were 2 U.S. government obligations, 28 mortgage-backed securities, and 5 municipal obligations, which were in an unrealized loss position.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of December 31, 2007 represents an other-than-temporary impairment.

Due to the continued decline in the fair value of the Company’s investment in its $20 million mutual funds portfolio, the Company has identified the impairment of these securities as other than temporary and has recorded the December 31, 2007 loss of $860,000 as a charge against operating results.

Loans and Loans Held for Sale — The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans in southeastern Pennsylvania. The ability of the Bank’s debtors to honor their contract is dependent upon the real estate and general economic conditions. Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The Bank defers all loan fee income, net of certain direct loan origination costs. The balance is accreted into income as a yield adjustment over the life of the loan using the interest method.

Allowance for Loan Losses — The allowance for loan losses is increased by charges to income and decreased by chargeoffs (net of recoveries).  Allowances are provided for specific loans when losses are probable and can be estimated.  When this occurs, management considers the remaining principal balance, fair value and estimated net realizable value of the property collateralizing the loan.  Current and future operating and/or sales conditions are also considered.  These estimates are susceptible to changes that could result in material adjustments to results of operations.  Recovery of the carrying value of such loans is dependent to a great extent on economic, operating and other conditions that may be beyond management’s control.

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

Accrued Interest Receivable — Interest on loans is recognized as earned.  Accrual of loan interest is discontinued and a reserve established on existing accruals if management believes that after considering collateral value, economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful.

Purchase Discounts and Premiums — Purchase discounts and premiums on loans and mortgage-backed securities purchased are amortized over the expected average life of the loans using the interest method.  The mortgage-related securities of the Bank which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts.

Other Real Estate Owned — Other real estate acquired through, or in lieu of, foreclosure is initially recorded at the lower of book value or fair value at the date of acquisition, establishing a new cost basis.  Revenues and expenses from operations are included in other income.  Additions to the valuation allowance are included in other expense.  Subsequent to foreclosure, valuations are periodically performed by management and an allowance for losses is established, if necessary, by a charge to operations if the carrying value of a property exceeds its estimated fair value less estimated costs to sell.

Cash Surrender Value of Life Insurance — The Bank is the beneficiary of insurance policies on the lives of officers of the Bank. The Bank has recognized the amount that could be realized under the insurance policies as an asset in the statement of financial condition.

Premises and Equipment — Land is carried at cost. Premises and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the expected useful lives of the related assets which range from two to 40 years.  Amortization of leasehold improvements is computed using the straight-line method over the shorter of the useful lives of the improvements or the remaining lease term.  The costs of maintenance and repairs are expensed as they are incurred, and renewals and betterment’s are capitalized.

Interest Rate Risk — The Bank is engaged principally in providing first-mortgage loans to individuals and commercial enterprises.  At December 31, 2007, the Bank’s average interest-earning assets were approximately $398.0 million having a weighted average effective yield of 6.02% and average interest-bearing liabilities were approximately $347.5 million having a weighted average effective cost of 3.74%.  In general, interest-sensitive liabilities have a shorter duration than interest-earning assets.  The shorter duration of the interest-sensitive liabilities indicates that the Bank is exposed to interest rate risk because, in a rising rate environment, liabilities will be repricing faster at higher interest rates, thereby reducing the market value of long-term assets and net interest income. As a consequence, management monitors the maturity and repricing structure of the Bank’s assets and liabilities in order to implement measures designed to reduce the interest rate sensitivity gap.

Income Taxes — Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

The Bank has also entered into a tax sharing agreement (under the Internal Revenue Section 1552) with the Holding Company and Alliance Delaware Corporation.  The agreement provides that the tax liability shall be apportioned among the members of the group in accordance with the ratio which that portion of the consolidated taxable income attributed to each member of the group having taxable income bears to the consolidated taxable income.  The Bank had $-0- and $44,000 due to the Holding Company at December 31, 2007 and 2006, respectively.

Accounting for Stock-Based Compensation — The Bank adopted SFAS No. 123(R) “Share-Based Payment” on January 1, 2006.  Accordingly, the Bank recognizes an expense over the required service period for any stock options granted, modified, cancelled, or repurchased after that date and for the portion of grants for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards.  Adoption of SFAS No. 123(R) did not have a material impact to the consolidated financial statements, since all outstanding options granted to date are fully vested.

Under the 1996 Stock Option Plan (the “Plan”) approved by the Bank’s stockholders, common stock totaling 68,250 shares had been reserved for issuance pursuant to the Plan. Stock options are generally granted at exercise prices not less than the fair value of common stock on the date of grant, and vest at the rate of 33 1/3 percent per year, commencing one year from the date of grant. The following is a summary of transactions under the Plan (number of option shares, exercised price range, and weighted average exercise price per share have been adjusted for the January 30, 2007 stock offering):

			Weighted Average
	Number of	Exercise	Exercise Price
	Option Shares	Price Range	per Share

Outstanding at January 1, 2006	3,306	$5.01	$4.93
Canceled	(3,306)	5.01	4.93
Outstanding at December 31, 2006 and 2007	—	$—	$—

Prior to January 1, 2006, the Bank applied APB Opinion No. 25 in accounting for stock options and, accordingly, no compensation expense was recognized in the consolidated financial statements at the date of the grant.  However, as a result of cancellations of stock options, which the Bank considers to be modifications to the terms of original grant, the Bank recognized $22,000 in 2006 as compensation expense.  This amount reflects the cash paid to the optionee for the cancellation of the option.

There were no stock options granted in 2007 or 2006.

Earnings per Share — There are no convertible securities which would affect the net income (numerator) in calculating basic and diluted earnings per share.  Basic and diluted earnings per share data are based on the weighted-average number of shares outstanding during each period.  Diluted earnings per share are further adjusted for potential common shares that were dilutive and outstanding during the period.  The calculation of earnings per share has been adjusted for the exchange and additional share issuance in the reorganization and offering completed on January 30, 2007.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and diluted earnings per share computation.

	For the Years Ended December 31,

	2007	2006

Net Income	$1,054,942	$1,370,666

Weighted average shares outstanding	7,225,000	3,441,383
Exchange rate from offering	—	2.0995
Adjusted weighted average shares outstanding	7,225,000	7,225,000
Average unearned ESOP shares	(87,322)	—
Weighted average shares outstanding — basic	7,137,678	7,225,000
Effect of stock options adjusted for exchange rate	—	1,973
Weighted average shares outstanding — dilutive	7,137,678	7,226,973

Basic earnings per share	$0.15	$0.19
Dilutive earnings per share	$0.15	$0.19

Comprehensive Income — The Bank is required to present, as a component of comprehensive income, the amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly to stockholders’ equity.

Recent Accounting Pronouncements — FASB statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for any business combinations completed after January 1, 2009.

FASB statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  SAB 110 is effective January 1, 2008.

Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings” expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments.”  Specifically, the SAB revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB 109 to have a material impact on its financial statements.

In February 2007, the FASB issued FASB Staff Position (FSP) FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No 106 and to the Related Staff Implementation Guides.” This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical corrections to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The conforming amendments in this FSP shall be applied upon adoption of SFAS No. 158. The adoption of FSP FAS 158-1 did not have a material impact on the consolidated financial statements or disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— including an amendment of FASB Statements No. 115” SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value.   This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  The adoption of this pronouncement of SFAS No. 159 did not have any effect on its consolidated financial position and results of operations.

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The implementation of this standard did not have any effect on the Company’s financial position or results of operations.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have any impact the Company’s consolidated financial position or results of operations.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-10 did not have any impact on its financial position, results of operations or cash flows.

On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of this EIFT did not have any impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management believes the adoption of SFAS No. 157 will not have a material effect on its consolidated financial position and results of operations.

In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company’s operating income or net earnings.

The EITF reached a consensus on EITF Issue No. 06-4, “The Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 addresses whether the postretirement benefit associated with an endorsement split-dollar life insurance arrangement is effectively settled in accordance with Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and APB Opinion No. 12 “Omnibus Opinion—1967” upon entering into such an arrangement. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Management believes the adoption of EITF Issue No. 06-4 will not have a material effect on its consolidated financial position and results of operations.

3.     Investment Securities Available for Sale and Held to Maturity

The amortized cost, gross unrealized gains and losses, and the fair values of investment securities available for sale and held to maturity are shown below.  Where applicable, the maturity distribution and the fair value of investment securities, by contractual maturity, are shown.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2007
	Amortized	Gross Unrealized		Fair
Available for Sale	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies:
Due 1 year or less	$999,688	—	$(978)	$998,710
Due after 1 year through 5 years	12,995,537	$72,872	—	13,068,409
Due after 5 years through 10 years	8,995,000	59,670	(310)	9,054,360
Due after 10 years	3,343,803	6,305	—	3,350,108
Mutual funds	19,142,289	—	—	19,142,289

Total	$45,476,317	$138,847	$(1,288)	$45,613,876

	December 31, 2007
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due after 5 years through 10 years	$5,364,943	$94,296	—	$5,459,240
Due after 10 years	16,882,328	528,252	$(43,105)	17,367,475

Total	$22,247,271	$622,548	$(43,105)	$22,826,715

	December 31, 2006
	Amortized	Gross Unrealized		Fair
Available for Sale	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies:
Due 1 year or less	$2,000,000	—	$(11,880)	$1,988,120
Due after 1 year through 5 years	12,989,613	$7,642	(113,105)	12,884,150
Due after 5 years through 10 years	1,000,000	—	(14,060)	985,940
Mutual funds	20,001,827	—	(806,811)	19,195,016

Total	$35,991,440	$7,642	$(945,856)	$35,053,226

	December 31, 2006
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due after 1 year through 5 years	$340,377	$2,012	—	$342,389
Due after 5 years through 10 years	3,601,806	54,320	$(17,714)	3,638,412
Due after 10 years	20,308,776	626,530	(27,516)	20,907,790

Total	$24,250,959	$682,862	$(45,230)	$24,888,591

Included in obligations of U.S. Government agencies at December 31, 2007 and December 31, 2006, were $16.4 and $11.9 million, respectively, of structured notes.   These structured notes were comprised of step-up bonds that provide the U.S. Government agency with the right, but not the obligation, to call the bonds on certain dates.

For the years ended December 31, 2007 and 2006, proceeds from sales of investment securities available for sale amounted to $0 and $1.0 million, respectively. For such periods, gross realized gains on sales amounted to $0 and $2,000, respectively, while gross realized losses amounted to $0 and $0, respectively. The tax provision applicable to the net realized gain (loss) amounted to $0 and $1,000, for 2007 and 2006,  respectively. Investment securities with an aggregate carrying value of $8.0 million and $4.7 million were pledged as collateral for certain deposits at December 31, 2007 and 2006, respectively.

4.     Mortgage-Backed Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and the fair values of mortgage-backed securities available for sale are as follows:

	December 31, 2007
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$3,669,183	$48,210	$(17,734)	$3,699,659
FHLMC pass-through certificates	10,845,779	90,109	(63,857)	10,872,031
FNMA pass-through certificates	21,082,155	128,333	(150,355)	21,060,133

Total	$35,597,117	$266,652	$(231,946)	$35,631,823

	December 31, 2006

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$4,461,810	$24,822	$(85,938)	$4,400,694
FHLMC pass-through certificates	13,422,268	14,517	(246,586)	13,190,199
FNMA pass-through certificates	26,672,093	4,788	(632,068)	26,044,813

Total	$44,556,171	$44,127	$(964,592)	$43,635,706

The collateralized mortgage obligations contain both fixed and adjustable classes of securities which are repaid in accordance with a predetermined priority period.  The underlying collateral of the securities are loans which are insured by FHLMC and FNMA.

At December 31, 2007 and 2006, the Bank had $2.5 million and $2.9 million, respectively, in mortgage-backed securities pledged as collateral for the treasury, tax and loan account and certain deposits.

5.     Loans Receivable — Net

Loans receivable consist of the following:

	December 31,
	2007	2006
Real estate loans:
Single-family	$111,498,538	$108,425,691
Multi-family	1,672,707	2,088,053
Commercial	122,702,922	108,338,566
Land and construction	14,591,548	11,773,746
Commercial business	6,924,380	5,484,638
Consumer and other loans	2,367,387	2,443,917
Total loans receivable	259,757,482	238,554,611

Deferred costs (fees)	5,748	(74,160)
Allowance for loan losses	(2,831,065)	(2,719,418)
Loans receivable - net	$256,932,165	$235,761,033

The Bank originates loans to customers located primarily in Southeastern Pennsylvania. This geographic concentration of credit exposes the Bank to a higher degree of risk associated with this economic region. In addition, the Bank participates in the origination and sale of fixed-rate single-family residential mortgage loans in the secondary market. The Bank recognized gain from the sale of such loans of $30,090 and $14,529, for the years ended December 31, 2007 and 2006, respectively.

At December 31, 2007 and 2006, the Bank was servicing loans for others amounting to approximately $1.1 million and $567,000, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded upon receipt and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

The Bank originates and purchases both adjustable and fixed rate loans.  The adjustable rate loans have interest rate adjustment limitations and are generally indexed to the National Median Monthly Cost of Funds or U.S. Treasury securities plus a fixed margin.

Following is a summary of changes in the allowance for loan losses:

	Year Ended December 31,

	2007	2006

Balance, beginning of year	$2,719,418	$2,670,494
Provision charged to operations	120,000	60,000
Charge-offs	(13,668)	(13,644)
Recoveries	5,315	2,568

Balance, end of year	$2,831,065	$2,719,418

Nonperforming loans amounted to $2.1 million and $1.6 million at December 31, 2007 and 2006, respectively.  Interest income that would have been recorded during 2007 and 2006, if the Bank’s nonperforming loans at the end of the year had been performing in accordance with their terms was $67,000 and $66,000, respectively.  The amount of interest income that was actually recorded during 2007 and 2006 with respect to such nonperforming loans amounted to approximately $47,000 and $1,000, respectively.

At December 31, 2007 and 2006, 100% of impaired loan balances were measured for impairment based on the fair value of the loans’ collateral.

	December 31,
	2007	2006

Impaired loans without a valuation allowance	$—	$—

Impaired loans with a valuation allowance	$415,989	$—

Total impaired loans	$415,989	$—

Valuation allowance related to impaired loans	$41,599	$—

	Year Ended December 31,

	2007	2006

Average impaired loans	$34,666	$188,191
Interest income recognized on impaired loans	28,289	5,391
Interest income recognized on a cash
basis on impaired loans	28,289	5,391

6.     Premises and Equipment

Premises and equipment are summarized by major classifications as follows:

	Year Ended December 31,

	2007	2006

Land and buildings	$3,887,863	$3,722,218
Furniture and fixtures	5,278,330	5,319,444

Total	9,166,193	9,041,662
Accumulated depreciation	(6,256,071)	(5,898,422)

Net	$2,910,122	$3,143,240

Depreciation expense for the years ended December 31, 2007 and 2006 amounted to $655,000 and $646,000, respectively.

7.     Deposits

Deposits consist of the following major classifications:

	December 31,
	2007		2006
	Amount	Percent	Amount	Percent

Money market deposit accounts	$25,104,809	7.6%	$24,254,727	7.3%
Passbook and statement savings accounts	38,212,311	11.6	43,511,509	13.0
Certificates of less than $100,000	165,511,070	49.9	165,607,301	49.6
Certificates of $100,000 or more	36,348,621	11.0	34,620,648	10.4
NOW accounts	48,770,873	12.8	43,859,691	13.1
Non-interest bearing accounts	16,839,970	7.1	21,948,062	6.6

Total	$330,787,654	100.0%	$333,801,938	100.0%

The weighted average cost of deposits was 3.45% and 3.37 % at December 31, 2007, and 2006, respectively.

A summary of certificates by scheduled maturity was as follows:

	December 31, 2007
	Amount	Percent

2008	$181,843,135	90.1%
2009	8,169,965	4.0%
2010	5,480,027	2.7%
2011	5,688,061	2.8%
2012	483,733	0.3%
Thereafter	194,770	0.1%
Total	$201,859,691	100.0%

A summary of interest expense on deposits was as follows:

	Year Ended December 31,
	2007	2006

Money market deposit accounts	$652,442	$386,516
Other savings deposits	305,373	366,626
Certificates of less than $100,000	8,018,650	5,817,646
Certificates of $100,000 or more	1,414,943	949,366
NOW accounts	1,226,750	829,879
Total	$11,618,158	$8,350,033

8.     FHLB Advances

FHLB Advances were summarized as follows:

		Interest	December 31,
	Due	Rate	2007	2006

FHLB advance	12/01/07	6.00%	$–0–	$171,822
FHLB convertible advance	07/22/09	6.19	5,000,000	5,000,000
FHLB convertible advance	02/03/10	6.05	6,000,000	6,000,000
FHLB convertible advance	05/17/10	6.44	11,000,000	11,000,000
FHLB convertible advance	06/28/10	6.44	10,000,000	10,000,000
FHLB convertible advance	09/22/10	6.10	5,000,000	5,000,000
Total			$37,000,000	$37,171,822

The FHLB has an option, beginning at a predetermined date and quarterly thereafter, to convert certain advances to a floating rate advance, generally at three-month LIBOR. However, the Bank may, at its option and without any penalty, put back the advance or a portion thereof to the FHLB prior to conversion.

The FHLB offers an alternative to regular repurchase agreements.  The term is variable from overnight to one year and utilizes mortgage loans as collateral in lieu of liquidity items such as government securities for collateral.

The Bank’s unused credit line with the FHLB amounted to approximately $20,000,000 at both December 31, 2007 and 2006, respectively.  The weighted average rate on FHLB advances was 6.30% and 6.30% at December 31, 2007 and 2006, respectively.  The advances are collateralized by FHLB stock owned by the Bank in addition to a blanket pledge of eligible assets in an amount required to be maintained so that the estimated fair value of such eligible assets exceeds, at all times, 110% of the outstanding advances.

The following table sets forth certain information regarding borrowed funds at or for the dates indicated:

	At or for the Year Ended December 31,
	2007	2006
	(Dollars in Thousands)
FHLB of Pittsburgh advances:
Average balance outstanding	$37,153	$47,684
Maximum amount outstanding at any month-end during the year	37,170	52,182
Balance outstanding at end of year	37,000	37,173
Weighted average interest rate during the year	6.37%	6.21%
Weighted average interest rate at end of period	6.30%	6.30%

Total borrowings:
Average balance outstanding	$37,356	$47,990
Maximum amount outstanding at any month-end during the year	38,975	52,474
Balance outstanding at end of year	37,042	37,210
Weighted average interest rate during the year	6.37%	6.21%
Weighted average interest rate at end of year	6.34%	6.29%

9.     Income Taxes

The Bank uses the experience method in computing reserves for bad debts. The bad debt deduction allowable under this method is available to small banks with assets less than $500 million. Generally, this method allows the Bank to deduct an annual addition to the reserve for bad debts equal to the increase in the balance of the Bank’s reserve for bad debts at the end of the year to an amount equal to the percentage of total loans at the end of the year, computed using the ratio of the previous six years’ net chargeoffs divided by the sum of the previous six years’ total outstanding loans at year end.

Retained earnings at both December 31, 2007 and 2006 included approximately $7.1 million, representing bad debt deductions, for which no deferred income taxes have been provided.

On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. The implementation of this standard did not have any effect on the Company’s financial position or results of operations.

From time to time, the Company may be subject to examination by various tax authorities in jurisdictions in which the Company has its business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. Tax reserves have been established, which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted as information becomes available or when an event requiring a change to the reserve occurs. The resolution of tax matters could have an impact on the Company’s effective tax rate.  As of December 31, 2007, the Company has not been audited by the Internal Revenue Service during the past five years.

The tax effect of temporary differences that give rise to significant portions of the deferred tax accounts, calculated at 34%, is as follows:

	December 31,
	2007	2006

Deferred tax assets:
Depreciation and amortization	$22,440	—
Allowance for loan losses	962,540	$924,460
Additional minimum liability for retirement plans	463,875	743,602
Net unrealized (gain) loss on securities available for sale	(58,570)	631,951
Securities impairment	292,243	—
Supplemental retirement benefits	1,033,940	906,100
Alternative minimum tax	1,101,000	888,000
State tax loss carryfowards	252,885	181,355
Total deferred tax assets	4,070,353	4,275,468

Deferred tax liabilities:
Depreciation and amortization	—	(65,620)
Deferred loan fees	(104,720)	(98,260)
Other	(124,065)	(50,680)
Total deferred tax liabilities	(228,785)	(214,560)
Valuation allowance	(252,885)	(181,355)

Total	$3,588,683	$3,879,553

As of December 31, 2007, the Bank had approximately $2.2 million of State NOL carryforwards expiring through 2010.  The Company has recorded a full valuation allowance for these carryforwards as projected State income at the Bank is not anticipated to be sufficient to realize these benefits.

The consolidated benefit for income taxes consisted of the following for the years ended December 31:

	2007	2006

Current	$522,135	$304,000
Deferred	(679,378)	(371,000)

Total	$(157,243)	$(67,000)

The Bank’s federal income tax benefit differs from that computed at the statutory tax rate as follows:

	Year Ended December 31,
	2007		2006
		Percentage		Percentage
		of Pretax		of Pretax
	Amount	Income	Amount	Income

Expense at statutory rate	$305,218	34.0%	$443,246	34.0%
Adjustments resulting from:
Tax-exempt income	(347,400)	(38.7)	(415,766)	(31.9)
Increase in cash surrender value
of life insurance	(122,545)	(13.7)	(123,518)	(9.5)
Other	7,484	0.9	29,038	2.2
Income tax benefit per
consolidated statements
of income	$(157,243)	(17.5)%	$(67,000)	(5.2)%

10.  Commitments and Contingencies

The Bank had approximately $15.0 million and $11.2 million in outstanding loan commitments, excluding unused lines of credit and the undisbursed portion of loans in process, at December 31, 2007 and 2006, respectively, which were expected to fund within the next three months.  In addition, the Bank had $569,000 and $296,000 in standby letters of credit at December 31, 2007 and 2006, respectively, which were secured by cash, marketable securities and real estate.  All commitments are issued using the Bank’s current loan policies and underwriting guidelines and the breakdown between fixed-rate and adjustable-rate loans is as follows:

	December 31,
	2007	2006

Fixed-rate (ranging from 5.75% to 7.50%)	$803,275	$1,314,000
Adjustable-rate	14,203,545	9,929,600

Total	$15,006,820	$11,243,600

Depending on cash flow, interest rate risk, risk management and other considerations, longer term fixed-rate residential loans are sold in the secondary market.  There were no outstanding commitments to sell loans at December 31, 2007.

The Bank is involved in legal proceedings and litigation arising in the ordinary course of business. One such matter involves a number of related issues arising from a lending relationship with a certain borrower.  In March 2004, the borrower filed a Complaint alleging that a certain deed in lieu of foreclosure held in escrow had been wrongfully recorded.  In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Bank’s consolidated financial statements.  However, there can be no assurance that any of the outstanding legal proceedings and litigation to which the Bank is a party will not be decided adversely to the Bank’s interests and have a material adverse effect on the consolidated financial statements.

Expenses related to premises and equipment for 2007 and 2006 were $1.9 million and $1.9 million, respectively.  The Bank maintains offices at nine locations, including seven bank offices which it rents under leases expiring over the next 16 years.  The following is a summary of future minimum rental payments required under all operating leases as of December 31, 2007:

Year Ending December 31,

2008	$433,465
2009	364,191
2010	298,591
2011	256,379
2012	201,125
Thereafter	1,181,500
Total minimum rental payments	$2,735,251

11.  Retirement Plans

The Bank has a defined benefit pension plan, a profit-sharing plan and a defined contribution plan under Section 401(k) of the Internal Revenue Code, all of which cover all full-time employees meeting certain eligibility requirements.  The plans may be terminated at any time at the discretion of the Bank’s Board of Directors.

Pension expense was $276,504 and $599,397, in 2007 and 2006, respectively.  The contribution for the profit-sharing plan was $108,000 and 100,000, in 2007 and 2006, respectively.  There were no employer contributions to the 401(k) plan in 2007 and 2006.

The Bank has adopted the provisions of SFAS 158 related to recognition of the funded status of defined benefit plans as of

December 31, 2006.  The following table discloses the effect on the Consolidated Statements of Financial Condition of adopting such provisions of SFAS 158:

	Before		After
	Adoption of		Adoption of
	SFAS 158	Adjustment	SFAS 158

Deferred tax asset	$3,358,553	$521,000	$3,879,553
Prepaid expenses and other assets	1,968,468	(332,719)	1,635,749
Total assets	410,161,537	188,281	410,349,818
Accrued expenses and other liabilities	4,638,425	1,199,634	5,838,059
Accumulated other comprehensive loss	(1,658,836)	(1,011,353)	(2,670,189)
Total stockholders’ equity	34,511,319	(1,011,353)	33,499,966

The net pension costs for the years ended December 31, 2007 and 2006 included the following components:

	2007	2006
Net Periodic Benefit Cost
Service Cost	$308,684	$321,698
Interest Cost	234,907	262,712
Expected Return on Plan Assets	(302,401)	(299,447)
Amortization of Transition Obligation/(Asset)	1,754	3,496
Amortization of Prior Service Cost	12,685	12,685
Amortization of (Gain)/Loss	20,875	60,353
Net Periodic Benefit Cost (NPBC)	276,504	361,497
SFAS 88 Settlement	—	237,900
Net Periodic Benefit Cost	$276,504	$599,397

Key Assumptions
Discount Rate for Net Periodic Benefit Cost	5.75%	5.75%
Salary Scale for Net Periodic Benefit Cost	4.00%	4.00%
Expected Return on Plan Assets	8.00%	8.00%

Discount Rate for Plan Obligations	6.00%	5.75%
Salary Scale for Plan Obligations	4.00%	4.00%

A summary of reconciliation and disclosure information required under FAS 158 for the defined benefit pension plan is as follows:

	2007	2006
Change in Projected Benefit Obligation
Projected Benefit Obligation at Beginning of Year	$4,334,794	$4,788,582
Service Cost	308,684	321,698
Interest Cost	234,907	262,712
SFAS 88 Settlements	—-	(800,220)
Disbursements	(122,382)	(60,144)
Actuarial (Gain)/Loss	(401,836)	(177,834)
Projected Benefit Obligation at End of Year	$4,354,167	$4,334,794

Change in Plan Assets During Year
Fair Value of Plan Assets at Beginning of Year	$3,600,464	$3,251,601
Return on Plan Assets	305,291	430,087
Contributions paid by Employer	400,000	800,000
Settlements	—	(821,080)
Benefits Paid	(122,382)	(60,144)
Fair Value of Plan Assets at End of Year	$4,183,373	$3,600,464

Benefit obligations at end of year
Accumulated Benefit Obligation (ABO)	$3,281,096	$3,087,187
Projected Benefit Obligation (PBO)	4,354,167	4,334,794

Funded status
Projected Benefit Obligation (PBO)	$(4,354,167)	$(4,334,794)
Fair Value of Plan Assets	4,183,373	3,600,464
Funded Status at End of Year	$(170,794)	$(734,330)

Amounts recognized in the statement of financial position
Other liabilities	$(170,794)	$(734,330)

Amounts recognized in accumulated other comprehensive loss
Net loss	$487,472	$913,073
Prior service cost	139,537	152,222
Transition obligation	—	1,754
Total	$627,009	$1,067,049

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss/(gain)	$(404,726)	$(525,514)
Amortization of net loss	(20,875)	(60,353)
Amortization of prior service cost	(12,685)	(12,685)
Amortization of transition obligation	(1,754)	(3,496)
Total recognized in other comprehensive loss	$(440,040)	$(602,048)
Total recognized in net periodic benefit cost and other comprehensive loss	$(163,536)	$(2,651)

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $4,060, and $12,685, respectively.

Expected Contributions to the Trust

The Bank plans to contribute $300,000 to the Pension Plan in 2008.

Expected Benefit Payments From the Trust

2008	$92,973
2009	92,078
2010	91,104
2011	94,848
2012	117,139
2013-2017	917,411

Asset allocation for the pension plan includes equity securities ranging from 55% to 75%, debt securities ranging from 25% to 45% and cash and cash equivalents ranging from 0% to 10%.  The following table shows the asset allocation as of December 31, 2007.

Investment Class		Percentage of Assets

Fixed Income*	$4,183,373	100.0%
Equity Investments	—	0.0%
Other	—	0.0%

Fair Value as of December 31, 2007	$4,183,373	100.0%

* Assets were transferred to a new trustee as of December 31, 2007 and were held entirely in fixed income temporarily.

In July 2000, the Bank entered into a Nonqualified Retirement and Death Benefit Agreement (the “Agreement”) with certain officers of the Bank.  The purpose of the Agreement is to provide the officers with supplemental retirement benefits equal to a specified percentage of final composition and a pre-retirement death benefit if the officer does not attain the specific age requirement.   A summary of the reconciliation and disclosure information required under SFAS No. 158 for the Agreement is as follows:

	December 31,
	2007	2006
Change in benefit obligation during year

Benefit obligation at beginning of year	$3,784,500	$3,694,147
Service cost	34,413	32,543
Interest cost	213,043	207,808
Benefit payments	(158,532)	(152,128)
Actuarial (gain) loss	(95,050)	2,130
Benefit obligation at end of year	$3,778,374	$3,784,500

Change in plan assets during year
Fair value of plan assets at beginning of year	$-0-	$-0-
Employer contributions	158,532	152,128
Benefit payments	(158,532)	(152,128)
Fair value of plan assets at end of year	$-0-	$-0-

	December 31,
	2007	2006
Funded status
Funded status	$(3,778,374)	$(3,784,500)
Unrecognized net loss	504,416	654,720
Unrecognized prior service cost	232,652	465,304
Net liability recognized	$(3,041,306)	$(2,664,476)

Change in accumulated other comprehensive income
Accumulated other Comprehensive Income at beginning of year	$1,120,024	$746,982

Recognition of intangible asset required under FAS 158	—	697,956
Amortization of net loss	(55,254)	(94,392)
Actuarial gain (loss)	(95,050)	2,130
Amortization of prior service cost	(232,652)	(232,652)
Net change in other comprehensive income	(382,956)	(373,042)
Accumulated other Comprehensive Income at end of year	$737,068	$1,120,024

Expected cash-flow information for years after current fiscal year
2008	$158,792
2009	158,792
2010	167,814
2011	267,053
2012	267,053
2013-2017	1,766,196

	2007	2006
Net periodic benefit cost
Service cost	$34,413	$32,543
Interest cost	213,043	207,808
Amortization of prior service cost	232,652	232,652
Amortization of net (gain) or loss	55,254	94,392
Net periodic benefit cost	$535,362	$567,395

Key Assumptions
Discount rate during the year	5.75%	5.75%
Discount rate at end of year	6.00%	5.75%

12.          Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2007, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
As of December 31, 2007:
Tier 1 Capital	$44,628	10.52%	$16,964	4.00%	$21,205	5.00%
(to average assets)
Tier 1 Capital	44,628	16.35	10,921	4.00	16,381	6.00
(to risk-weighted assets)
Total Capital	47,459	17.38	21,841	8.00	27,302	10.00
(to risk-weighted assets)
As of December 31, 2006:
Tier 1 Capital	$35,636	8.98%	$15,882	4.00%	$19,852	5.00%
(to average assets)
Tier 1 Capital	35,636	14.05	10,148	4.00	15,222	6.00
(to risk-weighted assets)
Total Capital	38,355	15.12	20,296	8.00	25,370	10.00
(to risk-weighted assets)

The Bank’s capital at December 31, 2007 and 2006 for financial statement purposes differs from Tier 1 capital amounts by $115,000 and $693,000, respectively, representing the exclusion for regulatory purposes of unrealized gains and losses on securities available for sale and $901,000 and $1.4 million, respectively, representing the exclusion of amounts in accumulated other comprehensive income from the adoption and application of SFAS No.158.

13. Related Party Transactions

The Bank maintains a lease agreement with the Holding Company for one of its office locations. The initial lease term expires in September 2015 and the Bank has paid $42,000 each year for the years ended December 31, 2007 and 2006.  In addition, the Bank maintains a management fee agreement with the Holding Company which provides for the sharing of certain company related expenses.  Such expenses include salaries and benefits, insurance expenses, professional fees and directors fees.  The Bank has received management fees amounting to $420,000 and $480,000 for the years ended December 31, 2007 and 2006, respectively.

14. Fair Value of Financial Instruments

Financial instruments include such items as loans, deposits, securities and other instruments.

Fair value estimates are generally subjective in nature and are dependent on a number of significant assumptions associated with each instrument or group of similar instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows and relevant available market information. Fair value information is intended to represent an estimate of an amount at which a financial instrument could be exchanged in a current transaction established between a willing buyer and seller engaging in an exchange transaction.  However, since there are no established trading markets for a significant portion of the Bank’s financial instruments, the Bank may not be able to immediately settle its financial instruments; as such, the fair values are not necessarily indicative of the amounts that could be realized through immediate settlement. In addition, the majority of the Bank’s financial instruments, such as loans and deposits, are held to maturity and are realized or paid according to the contractual agreement with the customer.

Where available, quoted market prices should be used to estimate fair values. However, due to the nature of the Bank’s financial instruments, in many instances quoted market prices are not available. Accordingly, the Bank has estimated fair value based on other valuation techniques permitted by the standard, such as discounting estimated future cash flows using a rate commensurate with the risks involved or other acceptable methods. Fair values are required to be estimated without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible income tax ramifications or estimated transaction costs. Fair values are also estimated at a specific point in time and are based on interest rate and other assumptions at that date. As the assumptions underlying these estimates change, the fair values of financial instruments will change. The aggregate fair value amounts presented do not purport to represent and should not be considered to be representative of the underlying “market” or franchise value of the Bank.

The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:

Cash and Cash Equivalents — These items are generally short-term in nature and, accordingly, the carrying amounts reported in the balance sheet are reasonable approximations of their fair values.

Investment and Mortgage-Backed Securities — Fair values for investment and mortgage-backed securities are based on quoted market prices.

Loans Receivable — The fair value was estimated by discounting approximate cash flow of the portfolio to achieve a current market yield. Consideration was given to prepayment speeds, economic conditions, risk characteristics and other factors considered appropriate.

Loans Held for Sale — Fair values of mortgage loans held for sale are based on commitments on hand from investors of prevailing market rates.

FHLB Stock — The carrying value of FHLB stock approximates fair value based on redemption provisions of the FHLB.

Accrued Interest Receivable and Payable — The carrying value of accrued interest receivable and payable approximates fair value.

Deposits and FHLB Advances and Other Borrowed Money — As required by the standard, the fair values of deposits subject to immediate withdrawal, such as interest and noninterest checking, passbook savings and money market demand deposit accounts, are equal to their carrying amounts in the accompanying statement of financial condition. Fair values for time deposits and FHLB advances and other borrowed money are estimated by discounting future cash flows using interest rates currently offered on these instruments with similar remaining maturities.

Off-Balance-Sheet Instruments — Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter similar agreements, taking into account the running terms of the agreements and counterparties’ credit standing.

The estimated fair value of the Bank’s financial instruments at December 31, 2007, and 2006 was as follows:

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)		(In thousands)

Assets:
Cash and due from banks	$3,918	$3,918	$3,106	$3,106
Interest bearing deposits at banks	38,161	38,161	45,177	45,177
Investment securities	67,861	68,441	59,304	59,942
Mortgage-backed securities	35,632	35,632	43,636	43,636
Loans receivable	256,932	255,323	235,761	234,545
Loans held for sale	—	—	125	125
FHLB stock	2,310	2,310	2,549	2,549
Accrued interest receivable	1,932	1,932	1,932	1,932

Liabilities:
NOW and MMDA deposits (1)	$91,105	$91,105	$90,092	$90,092
Other savings deposits	38,223	38,223	43,512	43,512
Certificate accounts	201,860	202,283	200,228	199,086
FHLB advances & other borrowed money	37,000	39,248	37,172	38,716
Accrued interest payable	271	271	298	298
Off balance sheet instruments	—	—	—	—

 (1) Includes non-interest bearing accounts

15. Condensed Financial Information — Parent Corporation Only

CONDENSED BALANCE SHEET

December 31, 2007
ASSETS:
Cash and cash equivalents	$6,773,010
Loan receivable — ESOP	843,108
Investment in Alliance Bank	43,842,166
Total assets	$51,458,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
STOCKHOLDERS’ EQUITY	51,458,284
Total stockholders’ equity	51,458,284

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,458,284

 CONDENSED INCOME STATEMENT

From January 30, 2007 to December 31, 2007
INCOME:
Interest income	$67,655
Total income	67,655

EXPENSES:
Legal Fees	32,000
Stock Related Expense	36,600
Total expenses	68,600

LOSS BEFORE INCOME TAXES:	(945)

EQUITY IN UNDISTRUBUTED NET INCOME OF SUBSIDIARY	1,055,887

Income Taxes	—

NET INCOME	$1,054,942

CONDENSED STATEMENT OF CASH FLOWS

From January 30, 2007 to December 31, 2007
OPERATING ACTIVITIES:

Net Income	$1,054,942
Adjustments to reconcile net income to cash used in operations:
Undistributed net income of subsidiary	(1,055,887)
Net cash used in operating activities	(945)

INVESTING ACTIVITIES:

Disbursement for ESOP loan	(903,330)
Principal repayments on ESOP loan	60,222
Net cash used in investing activities	(843,108)

FINANCING ACTIVITIES:

Net proceeds from equity offering	16,484,799
Contribution of capital to Alliance Bank	(8,249,998)
Dividends paid	(617,738)
Net cash provided by financing activities	7,617,063

Net increase in cash and cash equivalents	6,773,010
Cash and cash equivalents — beginning of period	—

Cash and cash equivalents — end of period	$6,773,010

Since Alliance Bancorp, Inc. of Pennsylvania was formed in January 30, 2007, no condensed financial information are presented for January 1, 2007 or January 29, 2007.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A (T).  Controls and Procedures.

Certain of the information required herein is incorporated by reference from item 8 of this report.

Item 9A.  Controls and Procedures.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that financial information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the Bank’s definitive proxy statement dated March 24, 2008 (“Definitive Proxy Statement”).

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

PART IV.

Item 15.  Exhibits and Financial Statement Schedules.

   (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

Reports of Independent Registered Public Accounting Firms.
Consolidated Statements of Financial Condition at December 31, 2007 and 2006.
Consolidated Statements of Income for each of the Two Years in the Period Ended December 31, 2007.
Consolidated Statements of Changes in Stockholders’ Equity for each of the Two Years in the Period Ended December 31, 2007.
Consolidated Statements of Cash Flows for each of the Two Years in the Period Ended December 31, 2007.
Notes to Consolidated Financial Statements.

  (2) All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

  (3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No	Description
3.1	Federal Stock Charter of Alliance Bancorp, Inc. of Pennsylvania*
3.2	Bylaws of Alliance Bancorp, Inc. of Pennsylvania**
4.0	Form of Stock Certificate of Alliance Bancorp, Inc. of Pennsylvania*
10.1	Greater Delaware Valley Savings d/b/a Alliance Bank Supplemental Executive Retirement Plan and Participation Agreement*
10.2	Greater Delaware Valley Savings d/b/a Alliance Bank Endorsement Split Dollar Insurance Agreement*
10.3	Form of Agreement between Greater Delaware Savings Bank (doing business as Alliance Bank) and Dennis D. Cirucci and Peter J. Meier*
10.4	Form of Agreement between Greater Delaware Savings Bank (doing business as Alliance Bank) and Suzanne J. Ricci*
23.1	Consent of Beard Miller Company LLP
23.2	Consent of Deloitte & Touche LLP
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of the Chief Executive Officer
32.2	Section 906 Certification of the Chief Financial Officer

*                      Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-136853) filed with the Securities and Exchange Commission.

**               Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANCORP, INC, OF PENNSYLVANIA

Dated: March 24, 2008	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Dennis D. Cirucci	March 24, 2008
Dennis D. Cirucci
President
and Chief Executive Officer
(Principal Executive Officer)

/s/Peter J. Meier	March 24, 2008
Peter J. Meier
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/William E. Hecht	March 24, 2008
William E. Hecht
Chairman of the Board

/s/J. William Cotter, Jr.	March 24, 2008
J. William Cotter, Jr.
Director

/s/John A. Raggi	March 24, 2008
John A. Raggi
Director

/s/Philip K. Stonier	March 24, 2008
Philip K. Stonier
Director

/s/James S. Carr	March 24, 2008
James S. Carr
Director

/s/G. Bradley Rainer	March 24, 2008
G. Bradley Rainer
Director

/s/R. Cheston Woolard	March 24, 2008
R. Cheston Woolard
Director

/s/Timothy E. Flatley	March 24, 2008
Timothy E. Flatley
Director

Corporate Information

Independent Registered Public Accounting Firm	Investor Information
Beard Miller Company LLP	Investors, analysts and others seeking financial
1200 Atwater Drive, Suite 225	information may contact:
Malvern, PA 19355	Kathleen P. Lynch
Corporate Secretary
541 Lawrence Road
Market Makers	Broomall, PA 19008-3599
FTN Midwest Securities Corp	(610)353-2900
Sandler O’ Neill & Partners, LP
USB Financial Services, Inc.	Transfer Agent
Stifel, Nicholas, & Company, Inc.	Direct questions regarding dividend checks,
address and name changes or lost certificates to:
Registrar and Transfer Company
Securities Counsel	10 Commerce Drive
Elias, Matz, Tiernan & Herrick LLP	Cranford, NJ 07016
734 15th Street, NW, 12th Floor
Washington, D.C. 20005

Market Information

Alliance Bancorp Common Stock is traded on the Nasdaq Global Market and quoted under the symbol “ALLB”.    The prices shown below reflect the prices reported by the Nasdaq system adjusted for the reorganization.  The closing price on December 31, 2007 was $7.31 per share.  There were 7,225,000 shares outstanding as of December 31, 2007, comprised of 3,973,750 shares held by Alliance Mutual Holding Company and 3,251,250 shares held by approximately 1,400 stockholders.

For the Quarter Ended	High	Low	Close	Cash Dividends Declared

December 31, 2007	$9.15	$7.15	$7.31	$.05

September 30, 2007	9.44	8.39	9.10	.05

June 30, 2007	9.59	9.00	9.29	.05

March 31, 2007	10.50	9.00	9.05	.04

December 31, 2006	$11.41	$10.37	$10.54	$.04

September 30, 2006	11.81	9.99	11.59	.04

June 30, 2006	12.50	11.07	11.81	.04

March 31, 2006	12.41	11.40	11.52	.04