Form 10-Q
period 2008-03-31
ALLIANCE BANCORP INC OF PENNSYLVANIA
filed 2008-05-12
CIK 1373079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  Registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of Common Stock of the Registrant as of May 8, 2008, was, 7,043,276.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Part I – Item 1.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

(Dollar amounts in thousands, except share data)

	March 31,	December 31,
	2008	2007

Assets
Cash and cash due from depository institutions	$4,253	$3,918
Interest bearing deposits with depository institutions	36,317	38,161
Total cash and cash equivalents	40,570	42,079
Investment securities available for sale	42,429	45,614
Mortgage-backed securities available for sale	33,886	35,632
Investment securities held to maturity (fair value - 2008, $24,964; 2007, $22,827)	24,254	22,247
Loans receivable - net of allowance for loan losses - 2008, $2,893; 2007, $2,831	264,822	256,932
Loans held for sale	186	—
Accrued interest receivable	1,926	1,932
Premises and equipment – net	2,878	2,910
Federal Home Loan Bank (FHLB) stock-at cost	2,294	2,310
Bank owned life insurance	10,555	10,463
Deferred tax asset	3,571	3,589
Prepaid expenses and other assets	761	758

Total Assets	$428,132	$424,466

Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing deposits	$18,020	$16,840
Interest bearing deposits	317,908	313,948
Total deposits	335,928	330,788
Demand notes issued to the U.S. Treasury	50	42
FHLB advances	37,000	37,000
Accrued expenses and other liabilities	5,126	5,178
Total Liabilities	378,104	373,008

Stockholders’ Equity
Common stock, $.01 par value; shares authorized – 2008, 15,000,000; 2007, 15,000,000; issued and outstanding - 2008, 7,043,276; 2007, 7,225,000	72	72
Additional paid-in capital	24,041	24,041
Retained earnings - partially restricted	28,822	28,975
Common stock acquired Employee Stock Ownership Plan (ESOP)	(828)	(843)
Accumulated other comprehensive loss	(415)	(787)
Treasury stock, at cost: 181,724 and -0- shares at March 31, 2008 and December 31, 2007, respectively.	(1,664)	—
Total Stockholders’ Equity	50,028	51,458

Total Liabilities and Stockholders’ Equity	$428,132	$424,466

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollar amounts in thousands, except per share data)

	For the Three Months
	Ended March 31,
	2008	2007
Interest and Fees and Dividend Income
Loans	$4,355	$4,073
Mortgage-backed securities	399	495
Investment securities
Taxable	313	190
Tax - exempt	270	283
Dividends	249	276
Balances due from depository institutions	296	606
Total interest and dividend income	5,882	5,923

Interest Expense
Deposits	2,753	2,762
FHLB advances and other borrowed money	589	587
Total interest expense	3,342	3,349
Net Interest Income	2,540	2,574
Provision for Loan Losses	165	15
Net Interest Income After Provision for Loan Losses	2, 375	2,559

Other Income
Service charges on deposit accounts	91	83
Management fees	96	105
Other fee income	39	33
Gain on sale of loans	2	6
Impairment charge on securities	(363)	—
Increase in cash surrender value of bank owned life insurance	92	88
Total other (loss) income	(43)	315

Other Expenses
Salaries and employee benefits	1,394	1,402
Occupancy and equipment	489	478
Advertising and marketing	79	83
Professional fees	102	110
Other noninterest expense	385	401
Total other expenses	2,449	2,474

Income (Loss) Before Income Taxes	(117)	400

Income Tax (Benefit) Expense	(159)	16

Net Income	$42	$384

Basic and Diluted Earnings per Share	$0.01	$0.05

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollar amounts in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Partially Restricted	Unearned Shares Held by ESOP	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity	Comprehensive Income (Loss)

Balance, January 1, 2007	$34	$7,598	$—	$28,538	$—	$(2,670)	$33,500
Proceeds from sale of common stock net of offering costs of approximately $1,573	38	16,462					16,500
Common stock acquired by ESOP					(903)		(903)
ESOP shares committed to be released					15		15
Net income				384			384	$384
Dividends declared				(130)			(130)
Change in net unrealized loss on securities available for sales,-net of tax of $113 and reclassification adjustment						219	219	219
Balance, March 31, 2007	$72	$24,060	$—	$28,792	$(888)	$(2,451)	$49,585	$603

Balance, January 1, 2008	$72	$24,041	$—	$28,975	$(843)	$(787)	$51,458
ESOP shares committed to be released					15		15
Net income				42			42	$42
Dividends declared				(195)			(195)
Acquisition of Treasury Stock (181,724 shares)			(1,664)				(1,664)
Change in net unrealized loss on securities available for sales,-net of tax of $192 and reclassification adjustment						372	372	372

Balance, March 31, 2008	$72	$24,041	$(1,664)	$28,822	$(828)	$(415)	$50,028	$414

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	For the Three Months
	Ended March 31,
	2008	2007
Operating Activities
Net income	$42	$384
Adjustments to reconcile net income to cash provided by operating activities:
Provision for:
Loan losses	165	15
Depreciation and amortization	169	165
Gain on sale of loans	(2)	(6)
Impairment charge on securities	363	—
ESOP shares committed to be released	15	15
Origination of loans held for sale	(841)	(1,331)
Deferred tax benefit	(174)	(36)
Proceeds from loans sold in the secondary market	657	759
Changes in assets and liabilities which provided (used) cash:
Accrued expenses and other liabilities	(52)	(14)
Prepaid expenses and other assets	(3)	779
Increase in cash surrender value of bank owned life insurance	(92)	(88)
Accrued interest receivable	6	66
Net cash provided by operating activities	253	708

Investing Activities
Purchase of investment securities-available for sale	(9,000)	(5,000)
Purchase of investment securities-held to maturity	(2,635)	—
Loans originated and acquired	(17,355)	(14,312)
Proceeds from maturities and calls of investment securities	12,632	1,444
Redemption of FHLB Stock	16	200
Principal repayments of:
Loans	9,300	12,324
Mortgage-backed securities	2,128	2,221
Purchase of premises and equipment	(137)	(120)
Net cash used in investing activities	(5,051)	(3,243)

Financing Activities
Dividends declared	(195)	(130)
(Decrease) increase in deposits	5,140	(7,515)
Purchase of treasury stock	(1,664)	—
Proceeds from sale of common stock	—	16,500
Stock acquired by ESOP	—	(903)
Increase (decrease) in:
Demand notes issued to the U.S. Treasury	8	256
FHLB Advances	—	(3)
Net cash provided by financing activities	3,289	8,205

Increase (decrease) in Cash and Cash Equivalents	(1,509)	5,670
Cash and Cash Equivalents, Beginning of Year	42,079	48,282
Cash and Cash Equivalents, End of Year	$40,570	$53,952

Supplemental Disclosures of Cash Flow Information-
Cash paid during the period for:
Interest	$3,367	$3,349
Income taxes	$100	$100

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

As a result of the reorganization and offering, Alliance Mutual Holding Company (the “Holding Company”) owned 55% of the outstanding common stock of Alliance Bancorp and minority public stockholders owned the remaining 45% of the outstanding common stock of Alliance Bancorp.  Following purchases, at March 31, 2008, the Holding Company owns 56.4% of the outstanding of the outstanding common stock at Alliance Bancorp and the minority public shareholders own 43.6%.  The Holding Company is a federally chartered mutual holding company.  The Holding Company and the Company are subject to regulation and supervision of the Office of Thrift Supervision.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  The statement of financial condition at December 31, 2007, has been derived from audited financial statements but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments consisting of normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results which may be expected for the year ending December 31, 2008 or any other period.  All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. For comparative purposes, prior years’ consolidated financial statements have been reclassified to conform to report classifications of the current year. The reclassifications had no effect on net income.  The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2007.

Related Party Transactions

The Bank maintains a lease agreement with the Holding Company for one of its office locations.    The initial lease term expires in September 2015 and the Bank paid $10,500 for both the three months ended March 31, 2008 and 2007, respectively.  In addition, the Bank maintains a management fee agreement with the Holding Company which provides for the sharing of certain public company related expenses.  Such expenses include salaries and benefits, insurance expenses, professional fees and directors fees.  The Bank has received management fees amounting to $96,000 and $105,000 for the three months ended March 31, 2008 and 2007, respectively.

Commitments and Contingencies

Standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount.  The maximum exposure related to these commitments at March 31, 2008 was $569,000 which was secured by cash and marketable securities.

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

FASB statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact the pronouncement will have on its consolidated financial statements.

Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  SAB 110 is effective January 1, 2008.  The Company does not expect SAB 110 to have a material impact on its financial statements.

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

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applied Statement 157 in interim or annual financial statements prior to the issuance of  FSP 157-2. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-2 will have on the Company’s operating income or net earnings.

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company expects that EITF 06-11 will not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161).  Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Earnings Per Share

The net income for the three months ended March 31, 2008 was $42,000 and net income for the three months ended March 31, 2007 was $384,000.  There are no convertible securities which would affect the net income (numerator) in calculating basic and diluted earnings per share. Basic and diluted earnings per share data are based on the weighted-average number of shares outstanding during each period.  Diluted earnings per share are further adjusted for potential common shares that were dilutive and outstanding during the period.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and diluted earnings share computation.

	For the Three Months Ended March 31,
	2008	2007

Net Income	$42,000	$384,000

Weighted average shares outstanding	7,159,003	7,225,000
Average unearned ESOP shares	(83,608)	(88,827)
Weighted average shares outstanding – basic and dilutive	7,075,395	7,136,173

Basic and dilutive earnings per share	$0.01	$0.05

The Bank has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet the eligibility requirements as defined in the ESOP.  The ESOP purchased 90,333 shares of common stock in the offering completed on January 30, 2007 using proceeds of a loan from the Company.  The Bank will make quarterly payments of principal and interest over a term of 15 years at a rate of 8.25% to the Company.  The loan is secured by the shares of the stock purchased.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense for the three months ended March 31, 2008 was $15,000.  Shares released for allocation, unreleased shares, and total ESOP shares were 7,427, 82,906, and 90,333, respectively.

Retirement Plans

The Bank has a defined benefit pension plan which covers all full-time employees meeting certain eligibility requirements.  As required under SFAS No. 158 the net pension costs included the following components:

	For the Three Months Ended March 31,
	2008	2007
Net Periodic Benefit Cost
Service Cost	$77,171	$80,500
Interest Cost	58,727	65,750
Expected Return on Plan Assets	(71,976)	(72,009)
Amortization of Transition Obligation/(Asset)	438	874
Amortization of Prior Service Cost	3,171	3,171
Amortization of (Gain)/Loss	5,219	16,214
Net Periodic Benefit Cost	$72,750	$94,500

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

	For the Three Months Ended March 31,
	2008	2007
Net Periodic Benefit Cost
Service Cost	$8,779	$8,603
Interest Cost	55,485	53,261
Amortization of Prior Service Cost	58,163	58,163
Amortization of (Gain)/Loss	7,911	13,813
Net Periodic Benefit Cost	$130,338	$133,840

Fair Value Accounting

In September of 2006, the FASB issued Statement No. 157, Fair Value Measurement (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years.

The primary effect of SFAS 157 on the Company was to expand the required disclosures pertaining to the methods used to determine fair values.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to validation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of fair value hierarchy under SFAS 157 are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:  Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:  Prices or valuation techniques that require inputs that are both significant to fair value measurement and unobservable (i.e. support with little or no market value activity).

An asset or liability’s level within the fair value hierarchy is based on the level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level with in the fair vale hierarchy used at March 31, 2008 are as follows:

		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
(In thousands)	March 31,	Identical Assets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale	$42,429	$—	$42,429	$—

Mortgage backed securities available for sale	$33,886	$—	$33,886	$—
Total	$76,315	$—	$76,315	$—

Part I – Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Company may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits hereto and thereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

Critical Accounting Policies

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements included elsewhere herein.  These policies are described in Note 2 of the notes to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2007.  The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP) and to general practices within the banking industry.  Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented.  The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results.  These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

Other than Temporary Impairment of Securities.  The Company is required to perform periodic reviews of individual securities in its investment portfolio to determine whether a decline in the fair value of a security is other than temporary.  A review of other than temporary impairment requires management to make certain judgments regarding the nature of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery and the Company’s intent and ability to hold the security.  Management evaluates securities for other than temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluations.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  If the decline in the market value of a security is determined to be other than temporary we would recognize the decline as a an impairment charge on the income statement.

As of March 31, 2008, the Company identified an impairment of investment in certain mutual funds as other than temporary and recorded a $363,000 pretax loss against operating income.  In April 2008, the Company sold approximately $15.5 million of the mutual funds and as a result will record a pretax loss on the sale of securities of $153,000 in the second quarter of 2008.  The Company will continue to monitor the performance of the remaining mutual funds for any further impairment charges.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Total assets increased $3.7 million or 0.9% to $428.1 million at March 31, 2008 compared to $424.5 million at December 31, 2007.  This increase was primarily due to a $7.9 million or 3.1% increase in the net loans and a $2.0 million or 9.0% increase in investment securities held to maturity.  The increase was partially offset by a $1.7 million or 4.9% decrease in mortgage-backed securities available for sale, a $3.2 million or 7.0% decrease in investment securities available for sale and a $1.5 million or 3.6% decrease in total cash and cash equivalents.

Total liabilities increased $5.1 million or 1.4% to $378.1 million at March 31, 2008 compared to $373.0 million at December 31, 2007.  This increase was due to a $1.2 million or 7.0% increase in non-interest bearing deposits and a $4.0 million or 1.3% increase in interest bearing deposits. This increase was partially offset by a $52,000 decrease in accrued expenses and other liabilities from December 31, 2007 to March 31, 2008.

Stockholders’ equity decreased $1.4 million to $50.0 million as of March 31, 2008 compared to $51.5 million at December 31, 2007. Beginning January 31, 2008, the Company commenced a repurchase program and has repurchased 181,724 shares at an average price of $9.16 per share through March 31, 2008. , which decreased stockholder’ equity by $1.6 million.

Nonperforming assets, which consist of nonaccruing loans, accruing loans 90 days or more delinquent and other real estate owned (which includes real estate acquired through, or in lieu of, foreclosure) increased to $2.6 million or 0.6% of total assets at March 31, 2008 from $2.1  million or 0.5% of total assets at December 31, 2007.  At March 31, 2008, the $2.6 million of nonperforming assets consisted of $719,000 of accruing loans 90 days or more delinquent, and $1.8 million of nonaccrual loans.  At March 31, 2008, the $719,000 of nonperforming loans consisted of two single family real estate loans, seven commercial real estate loans, and one commercial business loan.  Management continues to aggressively pursue the collection and resolution of all delinquent loans.

At March 31, 2008 and December 31, 2007, the allowance for loan losses amounted to $2.9 million and $2.8 million, respectively.  At March 31, 2008, the allowance for loan losses amounted to 114.57% of nonperforming loans and 1.08% of total loans receivable, as compared to 135.00% and 1.08%, respectively, at December 31, 2007.

Although management believes that the allowance for loan losses at March 31, 2008 was appropriate based on facts and circumstances available to management at that time, there can be no assurances that additions to the allowance for loan losses will not be necessary in future periods.

Comparison of Results of Operations for the Three Months ended March 31, 2008 and March 31, 2007

General.  Net income decreased $342,000 or 89.1% to $42,000 or $0.01 per diluted share for the three months ended March 31, 2008 as compared to $384,000 or $0.05 per diluted share for the same period in 2007.  The decrease in net income was primarily due to an impairment charge of certain mutual funds, an increased provision for loan losses, and a decrease in net interest income.  These items were offset by a decrease in other expenses and a decrease in income tax expense.

Net Interest Income.  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income decreased $34,000 or 1.3% during the three months ended March 31, 2008 as compared to the same period in 2007.  The decrease was primarily due to a 3.7% or 22 basis point decrease in the average rates earned on interest earning assets and a 2.1% or $7.3 million increase in the average balance of interest bearing liabilities.  The decrease was partially offset by a $11.9 million or 3.0% increase in the average balance of interest earning assets as well as a 2.8% or 10 basis point decrease in the average rates paid on interest bearing deposits.

As a result, the interest rate spread decreased 13 basis points from 2.15% for the three months ended March 31, 2007 to 2.02% for the three months ended March 31, 2008.  Based on the current market interest rate environment and increased competition, management anticipates continued pressure on the interest rate spread for the second quarter of 2008 which may negatively impact net interest income.

Interest Income.  Interest income decreased $42,000 or 0.7% to $5.9 million for the three months ended March 31, 2008, compared to the same period in 2007.  The decrease was due to a $310,000 or 51.2% decrease in interest income on balances due from depository institutions and a $96,000 or 19.4% decrease in interest income on mortgage backed securities.  These decreases were partially offset by a $282,000 or 6.9% increase in interest income earned on loans and an $83,000 or 11.1% increase on interest earned on investment securities.  The decrease in interest income on balances due from depository institutions was due to an $10.7 million or 22.3% decrease in the average balance of balances due from depository institutions and a 187 basis point or 37.2% decrease in the average yield earned on balances due from depository institutions.  The decrease in interest income on mortgage backed securities was due to a $7.9 million or 18.3% decrease in the average balance of mortgage backed securities and a 6 basis point or 1.3% decrease in the average yield earned on mortgage backed securities.  The increase in interest income on loans was due to a $22.3 million or 9.3% increase in the average balance of loans outstanding, partially offset by a 14 basis point or 2.1% decrease in the average yield earned.  The increase in interest income on investment securities was due to an $8.3 million or 13.5% increase in the average balance of investment securities, partially offset by a 10 basis point or 2.1% decrease in the average yield earned.

Interest Expense.  Interest expense decreased $7,000 or 0.2% to $3.3 million for the three months ended March 31, 2008, compared to the same period in 2007.  This decrease was due to a $9,000 or 0.4% decrease in interest expense on deposits, partially offset by a $2,000 or 0.4% increase in interest expense on FHLB advances and other borrowings.  The decrease in interest expense on deposits was due to a 10 basis point or 2.8% decrease in the rates paid on deposits, partially offset by a $7.3 million or 2.4% increase in the average balance of deposits.  Interest expense on deposits is expected to continue to decrease as higher cost time deposits reprice at lower rates as the Company responds to the Federal Reserve’s decreases in the federal funds rate.  The increase in interest expense on FHLB advances and other borrowings was due to a 3 basis point or 0.5% decrease in the rates paid on FHLB advances and other borrowings, partially offset by a $37,000 or 0.1% decrease in the average balance of FHLB advances and other borrowings.

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

	Three Months Ended March 31,
	2008			2007
	Average			Average
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans receivable (1) (2) (3) (4)	$263,240	$4,355	6.62%	$240,936	$4,073	6.76%
Mortgage-backed securities (3) (4)	35,246	399	4.53	43,130	495	4.59
Investment securities (4)	69,636	832	4.78	61,379	749	4.88
Other interest-earning assets	37,519	296	3.16	48,264	606	5.02
Total interest-earning assets	405,641	5,882	5.80	393,709	5,923	6.02
Noninterest-earning assets	20,902			22,029
Total assets	$426,543			$415,738

Interest-bearing liabilities:
Deposits	$315,545	2,753	3.49	$308,270	2,762	3.59
FHLB advances and other borrowings	37,941	589	6.21	37,978	587	6.18
Total interest-bearing liabilities	353,486	3,342	3.78	346,248	3,349	3.87
Noninterest-bearing
Liabilities	21,639			25,470
Total liabilities	375,125			371,718
Stockholders’ equity	51,418			44,020
Total liabilities and stockholders’ equity	$426,543			$415,738

Net interest-earning assets	$52,155			$47,461
Net interest income/interest rate spread		$2,540	2.02%		$2,574	2.15%
Net yield on interest- Earning assets (4)			2.50%			2.61%

(1)           Includes loans held for sale.

(2)           Nonaccrual loans and loan fees have been included.

(3)           Net interest income divided by interest-earning assets.

(4)           The indicated yields are not reflected on a tax equivalent basis.

Provision for Loan Losses.  The provision for loan losses amounted to $165,000 for the three months ended March 31, 2008 as compared to $15,000 for the three months ended March 31, 2007.  Such provisions were primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of nonperforming loans and the current economic environment.  The increase in the provision for loan losses was primarily due to a partial charge-off of $100,000 on a $350,000 commercial loan.  A 50% reserve of $125,000 was set aside in the allowance for loan losses on the remaining $250,000.  The loan is secured by commercial real estate.  This write-down and adverse classification resulted from a decline in the estimated net realizable value of the commercial real estate securing the loan.

Other Income.  Other income decreased $358,000 or 113.5% to $(43,000) for the three months ended March 31, 2008 as compared to the same period in 2007.  The decrease was primarily the result of the Company identifying an impairment charge on its $20.0 million investment in mutual funds as other than temporary and recording a $363,000 pretax loss against operating income. In April 2008, the Company sold approximately $15.5 million of the mutual funds and as a result will record a pretax loss on the sale of securities of $153,000 in the second quarter of 2008.  The Company will continually monitor the performance of the remaining mutual funds for any further impairment charges.

Other Expenses. Other expenses decreased $25,000 or 1.0% to $2.5 million for the three months ended March 31, 2008 compared to the same period in 2007.  The decrease was primarily due to a $4,000 or 4.6% decrease in advertising and marketing expenses, an $8,000 or 0.6% decrease in salaries and employee’s benefits, an $8,000 or 7.0% decrease in professional fees, and a $16,000 or 4.0% decrease in other expenses.  These decreases were partially offset by an $11,000 or 2.3% increase in expenses of premises and equipment.

Income Tax Expense. Income tax (benefit) expense amounted to $(159,000) and $16,000 for the three months ended March 31, 2008 and 2007, respectively, resulting in effective tax rates of (135.9)% and 4.0%, respectively.  The decrease in income tax expense was primarily due to the Company’s decrease in taxable income.

Liquidity and Capital Resources

Liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations.  Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition.  Management attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors.  Any excess funds are invested in overnight and other short-term interest-earning accounts.  Cash flows are generated through the retail deposit market, its traditional funding source, for use in investing activities.  In addition, the borrowings such as Federal Home Loan Bank advances may be utilized for liquidity or profit enhancement.  At March 31, 2008, the Company had $37.0 million of outstanding advances and approximately $149.3 million of additional borrowing capacity from the FHLB of Pittsburgh.  Further, the Company has access to the Federal Reserve Bank discount window.  At March 31, 2008 no such funds were outstanding.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Company.  At March 31, 2008, the total approved loan commitments outstanding amounted to $17.9 million.  At the same date, commitments under unused lines of credit amounted to $31.3 million.  Certificates of deposit scheduled to mature in one year or less at March 31, 2008 totaled $180.6 million.  Management believes that a significant portion of maturing deposits will remain with the Company.  For the quarter ended March 31, 2008, there were no material changes in contractual obligations that were outside of the ordinary course of business.  Management anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

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

Part I - Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Part I - Item 4T.

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

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) - (b) Not Applicable

(c)	The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	that May Yet Be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
Period	Purchased(1)	Paid per Share	or Programs	Programs(1)

January 2008	—	$—	—	325,125
February 2008	108,600	9.15	108,600	216,525
March 2008	73,124	9.16	73,124	143,401

Totals	181,724	$9.16	181,724	143,401

(1)           All shares were repurchased under the Company’s announced repurchase program. On January 25, 2008, the Company announced a program to repurchase up to 325,125 shares, or 10% of the outstanding common stock other than shares owned by Alliance Mutual Holding Company, commencing on January 30, 2008, the one year anniversary of the completion of the mid-tier stock holding company reorganization of Alliance Bank.  The program will expire in twelve months, or on January 30, 2009, and all shares are purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

	(a)	The Company’s Annual Meeting of Stockholders was held on April 23, 2008.

(b)

At the Annual Meeting, Messrs. Cirucci, Flatley, Stonier, and Meier were elected as directors for a three year term expiring in 2011.  In addition, Messrs. Carr, Cotter, Hecht, Raggi, Rainer, and Woolard will continue as directors after the Annual Meeting.

(c)

There were 7,088,500 shares of Common Stock of the Company eligible to be voted at the Annual Meeting and 6,520,006 shares were represented at the meeting by the holders thereof, which constituted a quorum.  The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

1.               Election of Directors:

Nominees for three year terms

	FOR	WITHHELD
Dennis D. Cirucci	5,453,453	1,066,553
Timothy E. Flatley	5,472,369	1,047,637
Philip K. Stonier	5,474,369	1,045,637
Peter J. Meier	5,460,653	1,059,353

2.               Proposal to ratify the appointment of Beard Miller Company LLP as independent auditor for the year ending December 31, 2008:

FOR	AGAINST	ABSTAIN
6,335,834	183,595	577

There were no broker non-votes at the Annual Meeting.

Item 5.	Other Information

None

Item 6.	Exhibits

(a) The following exhibits are filed herewith:

Ex. No.	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Date: May 12, 2008	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci, President
and Chief Executive Officer

Date: May 12, 2008	By:	/s/ Peter J. Meier
Peter J. Meier, Executive Vice
President and Chief Financial Officer