Form 10-Q
period 2008-06-30
ALLIANCE BANCORP INC OF PENNSYLVANIA
filed 2008-08-12
CIK 1373079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of Common Stock, par value $.01 per share, of the Registrant as of August 12, 2008 was 7,017,676.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Part I – Item 1.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Financial Condition (unaudited)

(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2008	2007

Assets
Cash and cash due from depository institutions	$6,646	$3,918
Interest bearing deposits with depository institutions	33,854	38,161
Total cash and cash equivalents	40,500	42,079
Investment securities available for sale	27,297	45,614
Mortgage-backed securities available for sale	31,039	35,632
Investment securities held to maturity (fair value - 2008, $24,370; 2007, $22,827)	24,256	22,247
Loans receivable - net of allowance for loan losses - 2008, $2,935; 2007, $2,831	269,424	256,932
Loans held for sale	203	—
Accrued interest receivable	1,904	1,932
Premises and equipment – net	2,772	2,910
Federal Home Loan Bank (FHLB) stock-at cost	2,446	2,310
Bank owned life insurance	10,647	10,463
Deferred tax asset	4,039	3,589
Prepaid expenses and other assets	1,330	758

Total Assets	$415,857	$424,466

Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing deposits	$17,505	$16,840
Interest bearing deposits	306,858	313,948
Total deposits	324,363	330,788
Demand notes issued to the U.S. Treasury	103	42
FHLB advances	37,000	37,000
Accrued expenses and other liabilities	5,184	5,178
Total Liabilities	366,650	373,008

Stockholders’ Equity
Common stock, $.01 par value; shares authorized – 15,000,000; issued and outstanding - 2008, 7,030,776; 2007, 7,225,000	72	72
Additional paid-in capital	24,041	24,041
Retained earnings - partially restricted	28,722	28,975
Common stock acquired by Employee Stock Ownership Plan (ESOP)	(813)	(843)
Accumulated other comprehensive loss	(1,033)	(787)
Treasury stock, at cost: 2008, 194,224 shares; 2007, -0- shares	(1,782)	—
Total Stockholders’ Equity	49,207	51,458

Total Liabilities and Stockholders’ Equity	$415,857	$424,466

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Income (unaudited)

(Dollar amounts in thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Interest and Fees and Dividend Income
Loans	$4,325	$4,188	$8,680	$8,261
Mortgage-backed securities	372	462	771	956
Investment securities:
Taxable	305	262	618	452
Tax – exempt	275	269	545	552
Dividends	99	285	348	561
Balances due from depository institutions	176	628	472	1,235
Total interest and dividend income	5,552	6,094	11,434	12,017

Interest Expense
Deposits	2,251	2,901	5,004	5,663
FHLB advances and other borrowed money	589	595	1,179	1,182
Total interest expense	2,840	3,496	6,183	6,845

Net Interest Income	2,712	2,598	5,251	5,172
Provision for Loan Losses	45	25	210	40
Net Interest Income After Provision for Loan Losses	2,667	2,573	5,041	5,132

Other Income
Service charges on deposit accounts	87	84	178	167
Management fees	96	105	192	210
Other fee income	42	44	82	78
Gain on sale of loans	2	16	4	22
Loss on the sale of investment securities	(153)	—	(153)	—
Impairment charge on investment securities	(266)	—	(629)	—
Increase in cash surrender value of bank owned life insurance	92	90	184	178
Other	1	1	1	—
Total other (loss) income	(99)	340	(141)	655

Other Expenses
Salaries and employee benefits	1,445	1,379	2,839	2,781
Occupancy and equipment	501	476	990	954
Advertising and marketing	107	65	186	148
Professional fees	134	124	236	234
Other noninterest expense	430	414	815	815
Total other expenses	2,617	2,458	5,066	4,932

Income (Loss) Before Income Tax Expense (Benefit)	(49)	455	(166)	855

Income Tax Expense (Benefit)	(133)	40	(292)	56

Net Income	$84	$415	$126	$799

Basic Earnings per Share	$0.01	$0.06	$0.02	$0.11

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Changes in Stockholders Equity (unaudited)

(Dollar amounts in thousands, except, per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Partially Restricted	Unearned Shares Held by ESOP	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income (Loss)

Balance, January 1, 2007	$34	$7,598	$—	$28,538	$—	$(2,670)	$33,500
Proceeds from sale of common stock net of offering costs of approximately $1,588	38	16,447					16,485
Common stock acquired by ESOP					(903)		(903)
ESOP shares committed to be released					30		30
Net income				799			799	$799
Dividends declared ($0.09 per share)				(293)			(293)
Other comprehensive loss – net of tax benefit of $88						(171)	(171)	(171)

Balance, June 30, 2007	$72	$24,045	$—	$29,044	$(873)	$(2,841)	$49,447	$628

Balance, January 1, 2008	$72	$24,041	$—	$28,975	$(843)	$(787)	$51,458
ESOP shares committed to be released					30		30
Net income				126			126	$126
Dividends declared ($0.12 per share)				(379)			(379)
Acquisition of Treasury Stock (194,224) shares)			(1,782)				(1,782)
Other comprehensive loss – net of tax benefit of $127						(246)	(246)	(246)

Balance, June 30, 2008	$72	$24,041	$(1,782)	$28,722	$(813)	$(1,033)	$49,207	$(120)

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	For the Six Months
	Ended June 30,
	2008	2007
Operating Activities
Net income	$126	$799
Adjustments to reconcile net income to cash provided by operating activities:
Provision for:
Loan losses	210	40
Depreciation and amortization	348	324
Gain on sale of loans	(4)	(22)
Loss on the sale of investment securities	153	—
Impairment charge on investment securities	629	—
ESOP shares committed to be released	30	30
Origination of loans held for sale	(1,328)	(3,580)
Deferred tax benefit	(324)	(38)
Proceeds from loans sold in the secondary market	1,197	3,446
Changes in assets and liabilities which provided (used) cash:
Accrued expenses and other liabilities	6	2,066
Prepaid expenses and other assets	(572)	291
Increase in cash surrender value of bank owned life insurance	(184)	(178)
Accrued interest receivable	28	5
Net cash provided by operating activities	315	3,183

Investing Activities
Purchase of investment securities-available for sale	(15,635)	(13,000)
Loans originated and acquired	(35,887)	(32,985)
Proceeds from maturities and calls of investment securities	15,620	3,970
Proceeds from the sale of investment securities-available for sale	15,406	—
Redemption (purchase) of FHLB Stock	(136)	189
Principal repayments of:
Loans	23,117	22,699
Mortgage-backed securities	4,356	4,750
Purchase of premises and equipment	(210)	(231)
Net cash provided by (used in) investing activities	6,631	(14,608)

Financing Activities
Dividends paid	(379)	(293)
(Decrease) in deposits	(6,425)	(4,162)
Purchase of treasury stock	(1,782)	—
Proceeds from sale of common stock	—	16,485
Stock acquired by ESOP	—	(903)
Increase (decrease) in:
Demand notes issued to the U.S. Treasury	61	732
FHLB Advances	—	(6)
Net cash (used in) provided by financing activities	(8,525)	11,853

(Decrease) increase in Cash and Cash Equivalents	(1,579)	428
Cash and Cash Equivalents, Beginning of Year	42,079	48,282
Cash and Cash Equivalents, End of Year	$40,500	$48,710

Supplemental Disclosures of Cash Flow Information-
Cash paid during the period for:
Interest	$6,222	$6,850
Income taxes	$300	$300

See notes to unaudited consolidated financial statements.

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

As a result of the reorganization and offering, Alliance Mutual Holding Company (the “Holding Company”) owned 55% of the outstanding common stock of Alliance Bancorp and minority public stockholders owned the remaining 45% of the outstanding common stock of Alliance Bancorp.  Following purchases of treasury stock, at June 30, 2008, the Holding Company owns 56.5% of the outstanding common stock of Alliance Bancorp and the minority public shareholders own the remaining 43.5%.  The Holding Company is a federally chartered mutual holding company.  The Holding Company and the Company are subject to regulation and supervision of the Office of Thrift Supervision.

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

The accompanying unaudited consolidated financial statements of Alliance Bancorp, Inc. of Pennsylvania include the accounts of the Company, the Bank and Alliance Delaware Corporation.  The Bank is a wholly owned subsidiary of the Company and Alliance Delaware

Corporation is a wholly owned subsidiary of Alliance Bank.  Intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (US GAAP).  The statement of financial condition at December 31, 2007, has been derived from audited financial statements but does not include all information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results which may be expected for the year ending December 31, 2008 or any other period.  All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. For comparative purposes, prior years’ consolidated financial statements have been reclassified to conform to report classifications of the current year. The reclassifications had no effect on net income.  The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report to Stockholders on Form 10-K for the year ended December 31, 2007.

Related Party Transactions

The Bank maintains a lease agreement with the Holding Company for one of its office locations.    The initial lease term expires in September 2015 and the Bank has paid $10,500 and $21,000 during both the three and six months ended June 30, 2008 and June 30, 2007, respectively. In addition, the Bank maintains a management fee agreement with the Holding Company which provides for the sharing of certain public company related expenses.  Such expenses include salaries and benefits, insurance expenses, professional fees and directors’ fees.  The Bank has received management fees amounting to $96,000 and $192,000 for the three and six months ended June 30, 2008 and $105,000 and $210,000 for the three and six month periods ended June 30, 2007, respectively.

Commitments and Contingencies

Standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount.  The maximum exposure related to these commitments at June 30, 2008 was $545,000 which was secured by cash and marketable securities.

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

Recent Accounting Pronouncements.

In June 2008, the FASB (Financial Accounting Standards Board) ratified EITF (Emerging Issues Task Force) Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits.  It also provides revenue recognition accounting guidance for the lessor.  EITF 08-3 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS (Statement of Financial Accounting Standard) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

Earnings Per Share

There are no convertible securities which would affect the net income (numerator) in calculating basic earnings per share.  Basic earnings per share data are based on the weighted-average number of shares outstanding during each period.  At the present time the company’s capital structure has no potential dilutive securities.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and earnings per share computation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Net Income	$84,000	$415,000	$126,000	$799,000

Weighted average shares outstanding	7,038,177	7,225,000	7,098,228	7,225,000
Average unearned ESOP shares	(82,053)	(88,075)	(82,805)	(88,827)
Weighted average shares outstanding – basic	6,956,124	7,136,925	7,015,423	7,136,173

Basic earnings per share	$0.01	$0.06	$0.02	$0.11

The Company has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet the eligibility requirements as defined in the ESOP.  The ESOP purchased 90,333 shares of common stock in the offering completed on January 30, 2007 using proceeds of a loan from the Company.  The Bank makes quarterly payments of principal and interest over a term of 15 years at a rate of 8.25% to the Company.  The loan is secured by the shares of Company common stock purchased by the ESOP.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense for the three and six months ended June 30, 2008 was $15,000 and $30,000, respectively.  For the three months ended June 30, 2008 shares released for allocation, average unearned ESOP shares, and total ESOP shares were 1,506, 82,053, and 90,333, respectively.  For the six months ended June 30, 2008 shares released for allocation, average unearned ESOP shares, and total ESOP shares were 3,011, 82,805, and 90,333, respectively.

Retirement Plans

The Bank has a defined benefit pension plan which covers all full-time employees meeting certain eligibility requirements.  As required under SFAS No. 158 the net pension costs included the following components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Net Periodic Benefit Cost
Service Cost	$77,171	$73,842	$154,342	$154,342
Interest Cost	58,727	51,703	117,454	117,453
Expected Return on Plan Assets	(71,976)	(49,442)	(143,952)	(121,451)
Amortization of Transition Obligation	438	874	876	1,748
Amortization of Prior Service Cost	3,171	3,171	6,342	6,342
Amortization of (Gain)/Loss	5,219	(6,648)	10,438	9,566
Net Periodic Benefit Cost	$72,750	$73,500	$145,500	$168,000

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Net Periodic Benefit Cost
Service Cost	$8,779	$8,603	$17,558	$17,206
Interest Cost	55,485	53,261	110,970	106,522
Amortization of Prior Service Cost	58,163	58,163	116,326	116,326
Amortization of (Gain)/Loss	7,911	13,813	15,822	27,626
Net Periodic Benefit Cost	$130,338	$133,840	$260,676	$267,680

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective January 1, 2008.

Securities and Mortgage Backed Securities for Sale

Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs. For theses securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Level 3 inputs are for investment security positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula along with indicative exit pricing obtained from broker/dealers were used to support certain Level 3 investments. Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

Impaired Loans

Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based upon customized discounting criteria.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

For assets measured at fair value on a recurring basis, the fair value measurements by level with in the fair vale hierarchy used at June 30, 2008 are as follows:

		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
(In thousands)	June 30,	Identical Assets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale	$27,297	$—	$27,297	$—

Mortgage backed securities available for sale	31,039	—	31,039	—

Impaired Loans	3,011	—	—	3,011

Total	$61,347	$—	$58,336	$3,011

Comprehensive Income (Loss)

Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from non-owner sources. The Corporation’s other comprehensive income (loss) is comprised of unrealized holding gains and losses on securities available-for-sale and the effects of changes in the liability for retirement plans.

The table below provides a reconciliation of the components of other comprehensive loss to the disclosure provided in the statement of changes in stockholders’ equity.

The components of other comprehensive income, net of taxes, were as follows for the following fiscal periods:

		Tax
	Before	Benefit	Net of
(Dollars in Thousands)	Tax	(Expense)	Tax
For the six month period ended June 30, 2008:
Net unrealized gains on available for sale securities
Net unrealized holding losses arising during period	$103	$(34)	$69
Plus: reclassification adjustment for net losses arising during the period	153	(52)	101
Less: reclassification for impairment charge included in net loss	(629)	213	(416)
Change in unrealized loss on available for sale securities	(373)	127	(246)
Change in liability in retirement plans	—	—	—
Other comprehensive income, net	$(373)	$127	$(246)

For the six month period ended June 30, 2007:
Net unrealized gains on available for sale securities
Net unrealized holding losses arising during period	$(259)	$88	$(171)
Plus: reclassification adjustment for net losses arising during the period	—	—	—
Change in unrealized loss on available for sale securities	(259)	88	(171)
Change in liability in retirement plans	—	—	—
Other comprehensive income, net	$(259)	$88	$(171)

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

Critical Accounting Policies

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements included elsewhere herein.  These policies are described in Note 2 of the notes to the consolidated financial statements in the December 31, 2007 annual report to stockholders.  The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP) and to general practices within the banking industry.  Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented.  The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results.  These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance.  Historically, our estimates of the allowance for loan losses have not required significant adjustments from management’s initial estimates.  In addition, the Department and the FDIC, as an integral part of their examination processes, periodically review our allowance for loan losses.  The Department and the FDIC may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations.  To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

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

In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including our past operating results, recent cumulative losses and our forecast of future taxable income.  In determining future taxable income, we make assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business.  Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.  An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Total assets decreased $8.6 million or 2.0% to $415.9 million at June 30, 2008 compared to $424.5 million at December 31, 2007.  This decrease was primarily due to a $18.3 million or 40.2% decrease in investment securities available for sale and a $4.6 million or 12.9% decrease in mortgage backed securities available for sale.  The decrease was partially offset by a $12.5 million or 4.9% increase in loans receivable, net of allowance for loan losses.

Total liabilities decreased $6.4 million or 1.7% to $366.7 million at June 30, 2008 compared to $373.0 million at December 31, 2007.  This decrease was due to a $6.4 million or 1.9% decrease in total deposits. The decrease in deposits was primarily due to management’s efforts to reduce its cost of deposits and the amount of higher rate certificates of deposit.

Stockholders’ equity decreased $2.3 million to $49.2 million as of June 30, 2008 compared to $51.5 million at December 31, 2007. Beginning January 31, 2008, the Company commenced a repurchase program and has repurchased 194,224 shares at an average price of $9.17 per share through June 30, 2008, which decreased stockholders’ equity by $1.8 million.  For the six months ended June 30, 2008, the Company had a comprehensive loss of $120,000 which consisted of $126,000 of net income and a $246,000 other comprehensive loss.

Nonperforming assets, which consist of nonaccruing loans, accruing loans 90 days or more delinquent and other real estate owned (which includes real estate acquired through, or in lieu of, foreclosure) increased $2.5 million to $4.6 million or 1.1% of total assets at June 30, 2008 from $2.1 million or 0.5% of total assets at December 31, 2007.  Such increase was due to the placement of five commercial real estate loan relationships on non-accrual status totaling $2.5 million.  These loans are secured by properties located in the Company’s primary lending area.  At June 30, 2008, the $4.6 million of nonperforming assets consisted of $790,000 of accruing loans 90 days or more delinquent, and $3.8 million of nonaccrual loans.  At June 30, 2008, the $790,000 of accruing loans consisted of ten single family real estate loans and nine secured consumer loans.  The non-accrual loans at June 30, 2008 consisted of one single-family residential loan of $762,000 and six commercial real estate loan relationships amounting to $2.9 million and one commercial business loan of $74,000.  Management continues to aggressively pursue the collection and resolution of all delinquent loans.

At June 30, 2008 and December 31, 2007, the allowance for loan losses amounted to $2.9 million and $2.8 million, respectively.  At June 30, 2008, the allowance for loan losses amounted to 64.31% of nonperforming loans and 1.08% of total loans receivable, as compared to 135.00% and 1.08%, respectively, at December 31, 2007.

Although management believes that the allowance for loan losses at June 30, 2008 was appropriate based on facts and circumstances available to management at that time, there can be no assurances that additions to the allowance for loan losses will not be necessary in future periods.

Comparison of Results of Operations for the Three and Six Months ended June 30, 2008 and June 30, 2007

General.  Net income decreased $331,000 or 79.8% to $84,000 or $0.01 per share for the three months ended June 30, 2008 as compared to $415,000 or $0.06 per share for the same period in 2007.  The decrease in net income was primarily due to a $266,000 impairment charge on certain mutual funds and a $153,000 loss on the sale of certain mutual funds, partially offset by an increase in net interest income and a decrease in income tax expense.

Net income decreased $673,000 or 84.2% to $126,000 or $0.02 per share for the six months ended June 30, 2008 as compared to $799,000 or $0.11 per share for the same period in 2007.  The decrease in net income was primarily due to a $629,000 impairment charge on mutual funds and a $153,000 loss on sale of mutual funds, partially offset by an increase in net interest income and a decrease in income tax expense.

Net Interest Income.  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income increased $114,000 or 4.4% during the three months ended June 30, 2008 as compared to the same period in 2007.  This increase was primarily due to a 75 basis point or 18.8% point decrease in the average rates paid on interest bearing liabilities and a $755,000 or 0.2% decrease in interest bearing liabilities.  The increase was partially offset by an 8.1% or 49 basis point decrease in the average rates earned on interest earning assets and a $3.6 million or 0.9% decrease in the average balance of interest earning assets.  As a result, the interest rate spread increased 26 basis points from 2.06% for the three months ended June 30, 2007 to 2.32% for the three months ended June 30, 2008.

Net interest income increased $79,000 or 1.5% during the six months ended June 30, 2008 as compared to the same period in 2007.  This increase was primarily due to a 41 basis point or 10.4% decrease in the average rates paid on interest bearing liabilities and a $4.1 million or 1.0% increase in the average balance of interest earning assets.  The increase was partially offset by a 35 basis point or 5.8% decrease in the average rates earned on interest earning assets and a $3.1 million or 0.9% increase in the average balance of interest bearing liabilities.  As a result, the interest rate spread increased 6 basis points from 2.10% for the six months ended June 30, 2007 to 2.16% for the six months ended June 30, 2008.

Interest Income.  Interest income decreased $542,000 or 8.9% to $5.6 million for the three months ended June 30, 2008, compared to the same period in 2007.  The decrease was due to a $452,000 or 72.0% decrease in interest income on balances due from depository institutions, a $90,000 or 19.5% decrease on interest income on mortgage backed securities, and a $137,000 or 16.8% decrease in interest income from investment securities.  These decreases were partially offset by a $137,000 or 3.3% increase in interest income on loans.  The decrease in interest income on balances due from depository institutions was due to a $14.6 million or 29.6% decrease in the average balance of the balances due from depository institutions and a 308 basis point or 60.2% decrease in rates earned on balances due from depository institutions.  The decrease in interest income on mortgage backed securities was due to a $7.9 million or 19.5% decrease in the average balance of the mortgage backed securities.  The decrease in interest earned on investment securities was due to an $8.9 million or 13.5% decrease in the average balance in investment securities and an 18 basis point or 3.6% decrease in rates earned on investment securities.  The cash from the decreases in balances due from depository institutions, mortgage backed securities, and investment securities were primarily used to fund loan growth.  The increase in interest income on loans was due to a $27.7 million or 11.3% increase in the average balance of loans and a 50 basis point or 7.3% decrease in the average yield earned on loans.

Interest income decreased $583,000 or 4.9% to $11.4 million for the six months ended June 30, 2008, compared to the same period in 2007.  The decrease was due to a $763,000 or 61.8%

decrease in interest income on balances due from depository institutions, a $185,000 or 19.4% decrease on interest income on mortgage backed securities, and a $54,000 or 3.5% decrease in investment securities.  These decreases were partially offset by a $419,000 or 5.1% increase in interest income on loans.  The decrease in interest income on balances due from depository institutions was due to a 245 basis point or 48.3% decrease in the in the average yield earned and a $12.7 million or 26.0% decrease in the average balances of funds due from depository institutions.  The decrease in interest income on mortgage-backed securities was due to a $7.9 million or 18.9% decrease in the average balance outstanding and a 3 basis point decrease in the average yield earned.  The decrease in interest income on investment securities was due to a $411,000 or 0.6% decrease in the average balance outstanding and a 14 basis point or 2.9% decrease in the average yield earned.  The cash from the decreases in balances due from depository institutions, mortgage backed securities, and investment securities were primarily used to fund loan growth.  The increase in interest income on loans was due to a $25.0 million or 10.3% increase in the average balance of loans, partially offset by a 32 basis point or 4.7% decrease in the average yield earned on loans.

Interest Expense.  Interest expense decreased $656,000 or 18.8% to $2.8 million for the three months ended June 30, 2008, compared to the same period in 2007.  This decrease was due to a decrease of $650,000 or 22.4% in interest expense on deposits and a decrease of $6,000 or 1.0% in interest expense on FHLB advances and other borrowings.  The decrease in interest expense on deposits was due to a 22.3% or 84 basis point decrease in the average rate paid and a $400,000 or 0.1% decrease in the average balance outstanding.  The decrease in interest expense on FHLB advances and other borrowings was due to a $355,000 or 0.9% decrease in the average balance outstanding.

Interest expense decreased $662,000 or 9.7% to $6.2 million for the six months ended June 30, 2008, compared to the same period in 2007.  This decrease was due to a decrease of $659,000 or 11.6% in interest expense on deposits and a $3,000 or 0.3% decrease in interest expense on FHLB advances and other borrowings.  The decrease in interest expense on deposits was due to a 12.6% or 46 basis point decrease in the average rate paid, partially offset by a $3.4 million increase in the average balance of deposits.  The decrease in interest expense on FHLB advances and other borrowings was due to a $327,000 or 0.9% decrease in the average balance outstanding which was partially offset by a 0.6% or 4 basis point increase in the average rate paid.

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

Average Balance Sheet

Three Months Ended June 30,

	2008			2007
	Average			Average
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans receivable (1) (2) (4)	$272,732	$4,325	6.34%	$245,001	$4,188	6.84%
Mortgage-backed securities (4)	32,521	372	4.58	40,421	462	4.57
Investment securities (4)	56,854	679	4.78	65,758	816	4.96
Other interest-earning assets	34,557	176	2.04	49,109	628	5.12
Total interest-earning assets	396,664	5,552	5.60	400,289	6,094	6.09
Noninterest-earning assets	22,825			21,479
Total assets	$419,489			$421,768

Interest-bearing liabilities:
Deposits	$309,392	2,251	2.91	$309,792	2,901	3.75
FHLB advances and other borrowings	37,079	589	6.35	37,434	595	6.36
Total interest-bearing liabilities	346,471	2,840	3.28	347,226	3,496	4.03
Noninterest-bearing Liabilities	23,308			24,981
Total liabilities	369,779			372,207
Stockholders’ equity	49,710			49,561
Total liabilities and stockholders’ equity	$419,489			$421,768

Net interest-earning assets	$50,193			$53,063
Net interest income/interest rate spread		$2,712	2.32%		$2,598	2.06%
Net yield on interest-earning assets (3) (4)			2.73%			2.60%

(1)	Includes loans held for sale.
(2)	Nonaccrual loans and loan fees have been included.
(3)	Net interest income divided by interest-earning assets.
(4)	The indicated yields are not reflected on a tax equivalent basis.

Average Balance Sheet

Six Months Ended June 30,

	Six Months Ended June 30,
	2008			2007
	Average			Average
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans receivable (1) (2) (4)	$267,985	$8,680	6.48%	$242,980	$8,261	6.80%
Mortgage-backed securities (4)	33,884	771	4.55	41,769	956	4.58
Investment securities (4)	63,170	1,511	4.78	63,581	1,565	4.92
Other interest-earning assets	36,038	472	2.62	48,689	1,235	5.07
Total interest-earning assets	401,077	11,434	5.70	397,019	12,017	6.05
Noninterest-earning assets	21,939			21,751
Total assets	$423,016			$418,770

Interest-bearing liabilities:
Deposits	$312,469	5,004	3.20	$309,040	5,663	3.66
FHLB advances and other borrowings	37,079	1,179	6.36	37,406	1,182	6.32
Total interest-bearing liabilities	349,548	6,183	3.54	346,446	6,845	3.95
Noninterest-bearing Liabilities	22,904			25,518
Total liabilities	372,452			371,964
Stockholders’ equity	50,564			46,806
Total liabilities and stockholders’ equity	$423,016			$418,770

Net interest-earning assets	$51,529			$50,573
Net interest income/interest rate spread		$5,251	2.16%		$5,172	2.10%
Net yield on interest- earning assets (3) (4)			2.62%			2.60%

(1)           Includes loans held for sale.

(2)           Nonaccrual loans and loan fees have been included.

(3)           Net interest income divided by interest-earning assets.

(4)           The indicated yields are not reflected on a tax equivalent basis.

Provision for Loan Losses.  The provision for loan losses amounted to $45,000 and $25,000 for the three months ended June 30, 2008 and 2007, respectively.  The provision for loan losses amounted to $210,000 and $40,000 for the six months ended June 30, 2008 and 2007, respectively.  The increase for the six month period in the provision for loan losses was primarily due to a partial charge-off in the first quarter of 2008 in the amount of $100,000 on a $350,000 commercial loan.  A 50% reserve of $125,000 was set aside in the allowance for loan losses on the remaining $250,000.  The loan is secured by commercial real estate in the Company’s primary market area.  This write-down and adverse classification resulted from a decline in the estimated net realizable value of the commercial real estate securing the loan.  Such provisions were primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of nonperforming loans and the current economic environment.

Other Income.  Other income decreased $439,000 or 129.1% to a loss of $99,000 for the three months ended June 30, 2008 as compared to the same period in 2007.  The decrease was primarily the result of the Company identifying an additional impairment charge on its remaining $3.0 million investment in mutual funds as other than temporary and recording a $266,000 pretax loss against operating income. Also, in April 2008, the Company sold approximately $15.5 million of the mutual funds and recorded a pretax loss on the sale of securities of $153,000.

Other income decreased $796,000 or 121.5% to a loss of $141,000 for the six months ended June 30, 2008 as compared to the same period in 2007.  The decrease was primarily the result of the Company identifying an impairment charge on its investment in mutual funds as other than temporary and recording a $629,000 pretax loss against operating income. Also, in April 2008, the Company sold approximately $15.5 million of the mutual funds and recorded a pretax loss on the sale of securities of $153,000.  The Company will continually monitor the performance of the mutual funds for any further impairment charges.

Other Expenses. Other expenses increased $159,000 or 6.5% to $2.6 million for the three months ended June 30, 2008 compared to the same period in 2007.  The increase was primarily due to a $66,000 or 4.8% increase in salaries and employees benefits, a $25,000 or 5.3% in occupancy and equipment expense, and a $42,000 or 64.6% increase in advertising and marketing expenses. The increase in salaries and employee benefits was attributed to a higher level of staff members and annual increases in employees’ salaries.   The increase in occupancy and equipment expense is attributed to normal price increases to maintain our existing locations and equipment.  The increase in advertising and marketing was attributed to the Company’s focus on cable television, media and newspaper advertising to increase the Banks visibility.

Other expenses increased $134,000 or 2.7% to $5.1 million for the six months ended June 30, 2008 compared to the same period in 2007.  The increase was primarily due to a $58,000 or 2.1% increase in salaries and employees benefits, a $36,000 or 3.8% in occupancy and equipment expense, and a $38,000 or 25.7% increase in advertising and marketing expenses. The increase in salaries and employee benefits was attributed to a higher level of staff members and annual increases in employee’s salaries.   The increase in occupancy and equipment expense is attributed to normal price increases to maintain our existing locations and equipment.  The increase in advertising and marketing was attributed to the Company’s focus on cable television, media and newspaper advertising to increase the Bank’s visibility.

Income Tax Expense. Income tax (benefit) expense amounted to $(133,000) and $40,000 for the three months ended June 30, 2008 and 2007, respectively, resulting in effective tax rates of (271.4)% and 8.8%, respectively.  The reduction in income tax expense was primarily due to a lower amount of income before income taxes.  The decrease in the effective rate is primarily due to the impact of tax exempt income from investments and bank owned life insurance.

Income tax (benefit) expense amounted to $(292,000) and $56,000 for the six months ended June 30, 2008 and 2007, respectively, resulting in effective tax rates of (175.9)% and 6.6%, respectively.  The reduction in income tax expense was primarily due to lower a lower amount of income (loss) before income taxes.

Liquidity and Capital Resources

Liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations.  Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition.  Management attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors.  Any excess funds are invested in overnight and other short-term interest-earning accounts.  Cash flows are generated through the retail deposit market, its traditional funding source, for use in investing activities.  In addition, the borrowings such as Federal Home Loan Bank advances may be utilized for liquidity or profit enhancement.  At June 30, 2008, the Company had $37.0 million of outstanding advances and approximately $138.5 million of additional borrowing capacity from the FHLB of Pittsburgh.  Further, the Company has access to the Federal Reserve Bank discount window.  At June 30, 2008, no such funds were outstanding.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Company.  At June 30, 2008, the total approved loan commitments outstanding amounted to $18.5 million.  At the same date, commitments under unused lines of credit amounted to $31.9 million.  Certificates of deposit scheduled to mature in one year or less at June 30, 2008 totaled $152.9 million.  Management believes that a significant portion of maturing deposits will remain with the Company.  For the quarter ended June 30, 2008, there were no material changes in contractual obligations that were outside of the ordinary course of business.  Management anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

Impact of Inflation and Changing Prices

The unaudited condensed consolidated financial statements and related financial data presented herein have been prepared in accordance with US GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.  Unlike most industrial companies, virtually all of the Company’s assets and liabilities are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than does the effect of inflation.

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

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) – (b) Not Applicable

(c)	The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

April 2008	—	—	—	143,401
May 2008	7,500	9.40	7,500	135,901
June 2008	5,000	9.53	5,000	130,901

Totals	12,500	$9.45	12,500	130,901

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

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Date: August 12, 2008	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci, President
and Chief Executive Officer

Date: August 12, 2008	By:	/s/ Peter J. Meier
Peter J. Meier, Executive Vice President and Chief Financial Officer