Form 10-Q
period 2008-09-30
ALLIANCE BANCORP INC OF PENNSYLVANIA
filed 2008-11-12
CIK 1373079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.: Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of Common Stock, par value $.01 per share, of the Registrant as of November 10, 2008 was 6,982,676.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Part I – Item 1.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Financial Condition (unaudited)

(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2008	2007

Assets
Cash and cash due from depository institutions	$5,558	$3,918
Interest bearing deposits with depository institutions	49,597	38,161
Total cash and cash equivalents	55,155	42,079
Investment securities available for sale	26,785	45,614
Mortgage-backed securities available for sale	31,082	35,632
Investment securities held to maturity (fair value - 2008, $23,704; 2007, $22,827)	24,257	22,247
Loans receivable - net of allowance for loan losses - 2008, $3,090; 2007, $2,831	270,338	256,932
Accrued interest receivable	1,956	1,932
Premises and equipment – net	2,807	2,910
Federal Home Loan Bank (FHLB) stock-at cost	2,427	2,310
Bank owned life insurance	10,737	10,463
Deferred tax asset	4,172	3,589
Prepaid expenses and other assets	1,357	758

Total Assets	$431,073	$424,466

Liabilities and Stockholders’ Equity
Liabilities
Non-interest bearing deposits	$12,308	$16,840
Interest bearing deposits	323,184	313,948
Total deposits	335,492	330,788
Demand notes issued to the U.S. Treasury	76	42
FHLB advances	37,000	37,000
Obligations to purchase investment securities available for sale	4,000	—
Accrued expenses and other liabilities	5,552	5,178
Total Liabilities	382,120	373,008

Stockholders’ Equity
Common stock, $.01 par value; shares authorized – 15,000,000; Issued 7,225,000; outstanding – 2008, 6,992,676; 2007, 7,225,000	72	72
Additional paid-in capital	24,041	24,041
Retained earnings - partially restricted	28,795	28,975
Unearned shares held by Employee Stock Ownership Plan (ESOP)	(798)	(843)
Accumulated other comprehensive loss	(1,052)	(787)
Treasury stock, at cost: 2008, 232,324 shares; 2007, -0- shares	(2,105)	—
Total Stockholders’ Equity	48,953	51,458

Total Liabilities and Stockholders’ Equity	$431,073	$424,466

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Income (unaudited)

(Dollar amounts in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Interest and Fees and Dividend Income
Loans	$4,446	$4,351	$13,126	$12,612
Mortgage-backed securities	357	438	1,127	1,394
Investment securities:
Taxable	329	355	946	808
Tax – exempt	275	255	821	806
Dividends	40	287	388	848
Balances due from depository institutions	183	524	655	1,759
Total interest and dividend income	5,630	6,210	17,063	18,227

Interest Expense
Deposits	2,184	2,965	7,188	8,628
FHLB advances and other borrowed money	596	601	1,774	1,783
Total interest expense	2,780	3,566	8,962	10,411

Net Interest Income	2,850	2,644	8,101	7,816
Provision for Loan Losses	45	35	255	75
Net Interest Income After Provision for Loan Losses	2,805	2,609	7,846	7,741

Other Income
Service charges on deposit accounts	88	84	266	251
Management fees	96	105	288	315
Other fee income	40	38	122	115
Gain on sale of loans	2	5	7	27
Gain on sale of OREO	—	21	—	21
Loss on the sale of investment securities	(5)	—	(157)	—
Impairment charge on investment securities	(253)	—	(882)	—
Increase in cash surrender value of bank owned life insurance	91	91	274	269
Other	—	—	1	1
Total other income (loss)	59	344	(81)	999

Other Expenses
Salaries and employee benefits	1,455	1,381	4,294	4,162
Occupancy and equipment	501	471	1,492	1,425
Advertising and marketing	147	65	333	213
Professional fees	94	107	330	342
Other noninterest expense	457	413	1,272	1,227
Total other expenses	2,654	2,437	7,721	7,369

Income Before Income Tax Expense	210	516	44	1,371

Income Tax (Benefit) Expense	(47)	63	(339)	119

Net Income	$257	$453	$383	$1,252

Basic Earnings per Share	$0.04	$0.06	$0.05	$0.18

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Changes in Stockholders Equity (unaudited)

(Dollar amounts in thousands, except, per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Partially Restricted	Unearned Shares Held by ESOP	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income

Balance, January 1, 2007	$34	$7,598	$—	$28,538	$—	$(2,670)	$33,500
Proceeds from sale of common stock net of offering costs of approximately $1,588	38	16,447					16,485
Common stock acquired by ESOP					(903)		(903)
ESOP shares committed to be released					45		45
Net income				1,252			1,252	$1,252
Dividends declared ($0.14 per share)				(456)			(456)
Other comprehensive income – net of tax expense of $170						330	330	330

Balance, September 30, 2007	$72	$24,045	$—	$29,334	$(858)	$(2,340)	$50,253	$1,582

Balance, January 1, 2008	$72	$24,041	$—	$28,975	$(843)	$(787)	$51,458
ESOP shares committed to be released					45		45
Net income				383			383	$383
Dividends declared ($0.18 per share)				(563)			(563)
Acquisition of Treasury Stock (232,324 shares)			(2,105)				(2,105)
Other comprehensive loss – net of tax benefit of $137						(265)	(265)	(265)

Balance, September 30, 2008	$72	$24,041	$(2,105)	$28,795	$(798)	$(1,052)	$48,953	$118

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	For the Nine Months
	Ended September 30,
	2008	2007
Operating Activities
Net income	$383	$1,252
Adjustments to reconcile net income to cash provided by operating activities:
Provision for:
Loan losses	255	75
Depreciation and amortization	526	488
Gain on sale of loans	(7)	(27)
Gain on sale of OREO	—	(21)
Loss on the sale of investment securities	157	—
Impairment charge on investment securities	882	—
ESOP shares committed to be released	45	45
Origination of loans held for sale	(1,328)	(4,237)
Deferred tax benefit	(446)	(187)
Proceeds from loans sold in the secondary market	1,401	4,262
Changes in assets and liabilities which provided (used) cash:
Accrued expenses and other liabilities	374	331
Prepaid expenses and other assets	(599)	488
Increase in cash surrender value of bank owned life insurance	(274)	(269)
Accrued interest receivable	(24)	(86)
Net cash provided by operating activities	1,345	2,114

Investing Activities
Purchase of investment securities-available for sale	(17,635)	(15,000)
Purchase of mortgage-backed securities-available for sale	(2,000)	—
Loans originated and acquired	(58,298)	(49,028)
Proceeds from maturities and calls of investment securities	18,970	6,628
Proceeds from the sale of investment securities-available for sale	18,109	—
(Purchase) redemption of FHLB Stock	(117)	207
Principal repayments of:
Loans	44,571	37,820
Mortgage-backed securities	6,484	7,005
Purchase of premises and equipment	(423)	(320)
Proceeds from the sale of OREO	—	154
Net cash provided by (used in) investing activities	1,661	(12,534)

Financing Activities
Dividends paid	(563)	(456)
Increase (decrease) in deposits	4,704	(5,142)
Purchase of treasury stock	(2,105)	—
Proceeds from sale of common stock	—	16,485
Stock acquired by ESOP	—	(903)
Increase (decrease) in:
Demand notes issued to the U.S. Treasury	34	66
FHLB Advances	—	(8)
Net cash provided by financing activities	2,070	10,042

Increase (decrease) in Cash and Cash Equivalents	13,076	(378)
Cash and Cash Equivalents, Beginning of Year	42,079	48,282
Cash and Cash Equivalents, End of Period	$55,155	$47,904

Supplemental Disclosures of Cash Flow Information-
Cash paid during the period for:
Interest	$9,006	$10,416
Income taxes	$300	$350
Non-cash transfers of loans receivable to other real estate owned	$—	$133

See notes to unaudited consolidated financial statements.

ALLIANCE BANCORP, INC OF PENNSYLVANIA AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1) Organization and Basis of Presentation

On January 30, 2007, Alliance Bank (the “Bank”) completed its reorganization to a mid-tier holding company structure and the sale by the mid-tier company, Alliance Bancorp, Inc. of Pennsylvania (“Alliance Bancorp” or the “Company”) of shares of its common stock.  In the reorganization and offering, the Company sold 1,807,339 shares of common stock at a purchase price of $10.00 per share and issued 5,417,661 shares of common stock in exchange for former outstanding shares of the Bank.  Each share of the Bank’s common stock was converted into 2.09945 shares of the Company.  The offering resulted in approximately $16.5 million in net proceeds to the Company.

As a result of the reorganization and offering, Alliance Mutual Holding Company (the “Holding Company”) owned 55% of the outstanding common stock of Alliance Bancorp and minority public stockholders owned the remaining 45% of the outstanding common stock of Alliance Bancorp.  Following purchases of treasury stock, at September 30, 2008, the Holding Company owned 56.8% of the outstanding common stock of Alliance Bancorp and the minority public shareholders owned the remaining 43.2%.  The Holding Company is a federally chartered mutual holding company.  The Holding Company and the Company are subject to regulation and supervision of the Office of Thrift Supervision.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (US GAAP).  The statement of financial condition at December 31, 2007, has been derived from audited financial statements but does not include all information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results which may be expected for the year ending December 31, 2008 or any other period.  All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. For comparative purposes, prior years’ consolidated financial statements have been reclassified to conform to report classifications of the current year. The reclassifications had no effect on net income.  The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Related Party Transactions

The Bank maintains a lease agreement with the Holding Company for one of its office locations.  The initial lease term expires in September 2015 and the Bank paid $10,500 and $31,500 during both the three and nine months ended September 30, 2008 and September 30, 2007, respectively. In addition, the Bank maintains a management fee agreement with the Holding Company which provides for the sharing of certain public company related expenses.  Such expenses include salaries and benefits, insurance expenses, professional fees and directors’ fees.  The Bank has received management fees amounting to $96,000 and $288,000 for the three and nine months ended September 30, 2008 and $105,000 and $315,000 for the three and nine month periods ended September 30, 2007, respectively.

On August 20, 2008, the Company recorded a $253,000 impairment charge on the Company’s investment in $2.7 million of certain mutual funds and subsequently sold these mutual funds to Alliance Mutual Holding Company at fair value.

Commitments and Contingencies

Standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount.  The maximum exposure related to these commitments at September 30, 2008 was $545,000 which was secured by cash and marketable securities.

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

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active”  (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to our September 30, 2008 consolidated financial statements.  The application of the provisions of FSP 157-3 did not materially affect on the Company’s results of operations or financial condition as of and for the periods ended September 30, 2008.

Earnings Per Share

There are no convertible securities which would affect the net income (numerator) in calculating earnings per share.  Basic earnings per share data are based on the weighted-average number of shares outstanding during each period.  At the present time the Company’s capital structure has no potential dilutive securities.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic and earnings per share computation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Net Income	$257,000	$453,000	$383,000	$1,252,000

Weighted average shares outstanding	7,013,539	7,225,000	7,069,792	7,225,000
Average unearned ESOP shares	(80,547)	(86,569)	(82,053)	(88,075)
Weighted average shares outstanding – basic	6,932,992	7,138,431	6,987,739	7,136,925

Basic earnings per share	$0.04	$0.06	$0.05	$0.18

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

As the debt is repaid, shares are released from the collateral and allocated to qualified employees.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense for the three and nine months ended September 30, 2008 was $15,000 and $45,000, respectively.  For the three months ended September 30, 2008 shares released for allocation, average unearned ESOP shares, and total ESOP shares were 1,506, 80,547, and 90,333, respectively.  For the nine months ended September 30, 2008 shares released for allocation, average unearned ESOP shares, and total ESOP shares were 4,517, 82,053, and 90,333, respectively.  The compensation expense for the three and nine months ended September 30, 2007 was $15,000 and $45,000, respectively.  For the three months ended September 30, 2007 shares released for allocation, average unearned ESOP shares, and total ESOP shares were 1,506, 86,569, and 90,333, respectively.  For the nine months ended September 30, 2007 shares released for allocation, average unearned ESOP shares, and total ESOP shares were 4,518, 88,075, and 90,333, respectively.

Retirement Plans

The Bank has a defined benefit pension plan which covers all full-time employees meeting certain eligibility requirements.  As required under SFAS No. 158 the net pension costs included the following components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Net Periodic Benefit Cost
Service Cost	$67,566	$77,171	$221,908	$231,513
Interest Cost	66,868	58,727	184,322	176,180
Expected Return on Plan Assets	(82,520)	(90,475)	(226,472)	(211,926)
Amortization of Transition Obligation	(876)	(433)	—	1,315
Amortization of Prior Service Cost	3,172	3,171	9,514	9,514
Amortization of (Gain)/Loss	(5,960)	(6,090)	4,478	15,656
Net Periodic Benefit Cost	$48,250	$54,252	$193,750	$222,252

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Net Periodic Benefit Cost
Service Cost	$8,779	$8,603	$26,337	$25,809
Interest Cost	55,485	53,261	166,455	159,783
Amortization of Prior Service Cost	58,163	58,163	174,489	174,489
Amortization of (Gain)/Loss	7,911	13,813	23,733	41,439
Net Periodic Benefit Cost	$130,338	$133,840	$391,014	$401,520

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

For assets measured at fair value on a recurring basis, the fair value measurements by level with in the fair vale hierarchy used at September 30, 2008 are as follows:

(In thousands)	September 30,	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale	$26,785	$—	$26,785	$—

Mortgage-backed securities available for sale	31,082	—	31,082	—

Impaired Loans	2,634	—	—	2,634

Total	$60,501	$—	$57,867	$2,634

Comprehensive Income (Loss)

Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s other comprehensive income (loss) is comprised of unrealized holding gains and losses on securities available-for-sale and the effects of changes in the liability for retirement plans.

The table below provides a reconciliation of the components of other comprehensive income (loss) to the disclosure provided in the statements of changes in stockholders’ equity.

The components of other comprehensive income (loss), net of taxes, were as follows for the following fiscal periods:

		Tax
	Before	(Benefit)	Net of
(Dollars in Thousands)	Tax	Expense	Tax
For the three month period ended September 30, 2008:
Unrealized losses on available for sale securities
Unrealized holding losses arising during period	$(287)	$98	$(189)
Plus: reclassification adjustment for net losses realized during the period	5	(2)	3
Plus: reclassification for impairment charge included in net loss	253	(86)	167
Change in unrealized loss on available for sale securities	(29)	10	(19)
Change in liability in retirement plans	—	—	—
Other comprehensive income (loss), net	$(29)	$10	$(19)

For the three month period ended September 30, 2007:
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$759	$(258)	$501
Plus: reclassification adjustment for net losses arising during the period	—	—	—
Change in unrealized gains on available for sale securities	759	(258)	501
Change in liability in retirement plans	—	—	—
Other comprehensive income, net	$759	$(258)	$501

		Tax
	Before	(Benefit)	Net of
(Dollars in Thousands)	Tax	Expense	Tax
For the nine month period ended September 30, 2008:
Unrealized losses on available for sale securities
Unrealized holding losses arising during period	$(1,441)	$491	$(950)
Plus: reclassification adjustment for net losses realized during the period	157	(54)	103
Plus: reclassification for impairment charge included in net loss	882	(300)	582
Change in unrealized loss on available for sale securities	(402)	137	(265)
Change in liability in retirement plans	—	—	—
Other comprehensive income (loss), net	$(402)	$137	$(265)

For the nine month period ended September 30, 2007:
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$500	$(170)	$330
Plus: reclassification adjustment for net losses arising during the period	—	—	—
Change in unrealized gains on available for sale securities	500	(170)	330
Change in liability in retirement plans	—	—	—
Other comprehensive income, net	$500	$(170)	$330

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

Income Taxes. Management makes estimates and judgments to calculate various tax liabilities and determine the recoverability of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses.  As of September 30, 2008, the company recorded $645,000 in deferred tax asset from the loss on the sale and impairment charges taken on mutual funds.  The company must generate capital gains within a certain time period to realize the tax benefit from these capital losses.  We also estimate a deferred tax asset valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.  These estimates and judgments are inherently subjective.  Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision to our initial estimates.

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

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Total assets increased $6.6 million or 1.6% to $431.1 million at September 30, 2008 compared to $424.5 million at December 31, 2007.  This increase was primarily due to a $13.1 million or 31.1% increase in cash and cash equivalents, a $13.4 million or 5.2% increase in loans receivable, net of allowance for loan losses, and a $2.0 million or 9.0% increase in investment securities held to maturity.  The increase was partially offset by an $18.8 million or 41.3% decrease in investment securities available for sale and a $4.6 million or 12.8% decrease in mortgage-backed securities available for sale.

Total liabilities increased $9.1 million or 2.4% to $382.1 million at September 30, 2008 compared to $373.0 million at December 31, 2007.  This increase was primarily due to a $4.7 million or 1.4% increase in total deposits and a $4.0 million in obligations to purchase investment securities available for sale.

Stockholders’ equity decreased $2.5 million to $48.9 million as of September 30, 2008 compared to $51.5 million at December 31, 2007. Beginning January 31, 2008, the Company commenced a stock repurchase program and has repurchased 232,324 shares at an average price of $9.06 per share through September 30, 2008, which decreased stockholders’ equity by $2.1 million.  For the nine months ended September 30, 2008, the Company had comprehensive income of $118,000 which consisted of $383,000 of net income and a $265,000 other comprehensive loss.

Nonperforming assets, which consist of nonaccruing loans, accruing loans 90 days or more delinquent and other real estate owned (which includes real estate acquired through, or in lieu of, foreclosure) increased $2.1 million to $4.2 million or 1.0% of total assets at September 30, 2008 as compared to $2.1 million or 0.5% of total assets at December 31, 2007.  Such increase was primarily due to the placement of five commercial real estate loan relationships on non-accrual status during the three months ended September 30, 2008.  These loans are secured by properties located in the Company’s primary lending area.  At September 30, 2008, the $4.2 million of nonperforming assets consisted primarily of $1.1 million of accruing loans 90 days or more delinquent, and $3.0 million of nonaccrual loans.  At September 30, 2008, the $1.1 million of accruing loans consisted of nine single family real estate loans and eighteen secured consumer loans.  The non-accrual loans at September 30, 2008 consisted of one single-family residential loan of $762,000 and five commercial real estate loan relationships amounting to $2.3 million.  Management continues to aggressively pursue the collection and resolution of all delinquent loans.

At September 30, 2008 and December 31, 2007, the allowance for loan losses amounted to $3.1 million and $2.8 million, respectively.  At September 30, 2008, the allowance for loan losses amounted to 74.35% of nonperforming loans and 1.13% of total loans receivable, as compared to 135.00% and 1.09%, respectively, at December 31, 2007.

Although management believes that the allowance for loan losses at September 30, 2008 was appropriate based on facts and circumstances available to management at that time, there can be no assurances that additions to the allowance for loan losses will not be necessary in future periods.

Comparison of Results of Operations for the Three and Nine Months ended September 30, 2008 and September 30, 2007

General.  Net income decreased $196,000 or 43.2% to $257,000 or $0.04 per share for the three months ended September 30, 2008 as compared to $453,000 or $0.06 per share for the same period in 2007.  The decrease in net income was primarily due to a $253,000 impairment charge on certain mutual funds and an increase in total other expenses, partially offset by an increase in net interest income and a decrease in income tax expense.

Net income decreased $869,000 or 69.4% to $383,000 or $0.05 per share for the nine months ended September 30, 2008 as compared to $1.3 million or $0.18 per share for the same period in 2007.  The decrease in net income was primarily due to an $882,000 impairment charge on certain mutual funds, a $157,000 loss on sale of certain mutual funds, and an increase in total other expenses, partially offset by an increase in net interest income and a decrease in income tax expense.

On August 20, 2008, the Company recorded a $253,000 impairment charge on its investment in $2.7 million of mutual funds and subsequently sold these certain mutual funds to Alliance Mutual Holding Company at fair value.

Net Interest Income.  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income increased $206,000 or 7.8% during the three months ended September 30, 2008 as compared to the same period in 2007.  This increase was primarily due to a 95 basis point or 23.1% decrease in the average rates paid on interest bearing liabilities.  Such increase was partially offset by a $5.0 million or 1.4% increase in the average balance of interest bearing liabilities, by a 9.0% or 56 basis point decrease in the average rates earned on interest earning assets and a $1.4 million or 0.4% decrease in the average balance of interest earning assets.  As a result, the interest rate spread increased 39 basis points to 2.53% for the three months ended September 30, 2008 from 2.14% for the three months ended September 30, 2007.

Net interest income increased $285,000 or 3.6% during the nine months ended September 30, 2008 as compared to the same period in 2007.  This increase was primarily due to a 61 basis point or 15.3% decrease in the average rates paid on interest bearing liabilities.  The increase was partially offset by a 41 basis point or 6.7% decrease in the average rates earned on interest earning assets.  As a result, the interest rate spread increased 20 basis points to 2.32% for the nine months ended September 30, 2008 from 2.12% for the nine months ended September 30, 2007.

Interest Income.  Interest income decreased $580,000 or 9.3% to $5.6 million for the three months ended September 30, 2008, compared to the same period in 2007.  The decrease was due to a $341,000 or 65.1% decrease in interest income on balances due from depository institutions, a $253,000 or 28.2% decrease on interest income on investment securities, and an $81,000 or 18.5% decrease in interest income from mortgage-backed securities.  These decreases were partially offset by a $95,000 or 2.2% increase in interest income on loans.  The decrease in interest income on balances due from depository institutions was due to a $2.3 million or 5.5% decrease in the average balance of the balances due from depository institutions and a 319 basis point or 62.9% decrease in rates earned on balances due from depository institutions.  The decrease in interest earned on investment securities was due to a $16.3 million or 23.4% decrease in the average balance in investment securities and a 31 basis point or 6.0% decrease in rates earned on investment securities.  The decrease in interest income on mortgage backed securities was due to a $7.3 million or 19.0% decrease in the average balance of the mortgage backed securities.  The cash from the decreases in balances due from depository institutions, mortgage backed securities, and investment securities were primarily used to fund loan growth.  The increase in interest income on loans was due to a $24.5 million or 9.9% increase in the average balance of loans, partially offset by a 49 basis point or 7.0% decrease in the average yield earned on loans.

Interest income decreased $1.2 million or 6.4% to $17.1 million for the nine months ended September 30, 2008, compared to the same period in 2007.  The decrease was due to a $1.1 million or 62.7% decrease in interest income on balances due from depository institutions, a $267,000 or 19.2% decrease on interest income on mortgage backed securities, and a $307,000 or 12.5% decrease in investment securities.  These decreases were partially offset by a $514,000 or 4.1% increase in interest income on loans.  The decrease in interest income on balances due from depository institutions was due to a 272 basis point or 53.6% decrease in the in the average yield earned and a $9.1 million or 19.7% decrease in the average balances of funds due from depository institutions.  The decrease in interest income on mortgage-backed securities was due to an $8.1 million or 20.0% decrease in the average balance outstanding, partially offset by a 4 basis point increase in the average yield earned.  The decrease in interest income on investment securities was due to a $6.9 million or 10.6% decrease in the average balance outstanding and a 11 basis point or 2.2% decrease in the average yield earned.  The cash from the decreases in balances due from depository institutions, mortgage backed securities, and investment securities were primarily used to fund loan growth.  The increase in interest income on loans was due to a $25.8 million or 10.5% increase in the average balance of loans, partially offset by an 40 basis point or 5.8% decrease in the average yield earned on loans.

Interest Expense.  Interest expense decreased $786,000 or 22.0% to $2.8 million for the three months ended September 30, 2008, compared to the same period in 2007.  This decrease was due to a decrease of $781,000 or 26.3% in interest expense on deposits and a decrease of $5,000 or 0.8% in interest expense on FHLB advances and other borrowings.  The decrease in interest expense on deposits was due to a 105 basis point or 27.4% decrease in the average rate paid, partially offset by a $4.5 million or 1.5% increase in the average balance outstanding.  The decrease in interest expense on FHLB advances and other borrowings was due to a 13 basis point or 2.0% decrease in the average rate paid, partially offset by a $452,000 or 1.2% increase in the average balance outstanding.

Interest expense decreased $1.4 million or 13.9% to $9.0 million for the nine months ended September 30, 2008, compared to the same period in 2007.  This decrease was due to a decrease of $1.4 million or 16.7% in interest expense on deposits and a $9,000 or 0.5% decrease in interest expense on FHLB advances and other borrowings.  The decrease in interest expense on deposits was due to a 68 basis point or 18.3% decrease in the average rate paid, partially offset by a $6.3 million or 2.0% increase in the average balance of deposits.  The decrease in interest expense on FHLB advances and other borrowings was due to a $334,000 or 0.9% decrease in the average balance outstanding, partially offset by a 3 basis point or 0.5% increase in the average rate paid.

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

Average Balance Sheet

	Three Months Ended September 30,
	2008			2007
	Average			Average
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans receivable (1) (2) (4)	$272,608	$4,446	6.52%	$248,149	$4,351	7.01%
Mortgage-backed securities (4)	30,986	357	4.61	38,242	438	4.58
Investment securities (4)	53,511	644	4.81	69,834	897	5.14
Other interest-earning assets	39,036	183	1.88	41,304	524	5.07
Total interest-earning assets	396,141	5,630	5.69	397,529	6,210	6.25
Noninterest-earning assets	24,670			23,742
Total assets	$420,811			$421,271

Interest-bearing liabilities:
Deposits	$314,420	2,184	2.78	$309,908	2,965	3.83
FHLB advances and other borrowings	37,900	596	6.29	37,448	601	6.42
Total interest-bearing liabilities	352,320	2,780	3.16	347,356	3,566	4.11
Noninterest-bearing Liabilities	19,351			24,171
Total liabilities	371,671			371,527
Stockholders’ equity	49,140			49,744
Total liabilities and stockholders’ equity	$420,811			$421,271

Net interest-earning assets	$43,821			$50,173
Net interest income/interest rate spread		$2,850	2.53%		$2,644	2.14%
Net yield on interest-earning assets (3) (4)			2.88%			2.66%

(1)        Includes loans held for sale.

(2)        Nonaccrual loans and loan fees have been included.

(3)        Net interest income divided by interest-earning assets.

(4)        The indicated yields are not reflected on a tax equivalent basis.

Average Balance Sheet

	Nine Months Ended September 30,
	2008			2007
	Average			Average
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans receivable (1) (2) (4)	$270,516	$13,126	6.47%	$244,722	$12,612	6.87%
Mortgage-backed securities (4)	32,496	1,127	4.62	40,629	1,394	4.58
Investment securities (4)	58,413	2,155	4.92	65,303	2,462	5.03
Other interest-earning assets	37,086	655	2.35	46,200	1,759	5.07
Total interest-earning assets	398,511	17,063	5.71	396,854	18,227	6.12
Noninterest-earning assets	25,963			22,759
Total assets	$424,474			$419,613

Interest-bearing liabilities:
Deposits	$315,628	7,188	3.04	$309,329	8,628	3.72
FHLB advances and other borrowings	37,086	1,774	6.38	37,420	1,783	6.35
Total interest-bearing liabilities	352,714	8,962	3.39	346,749	10,411	4.00
Noninterest-bearing Liabilities	21,972			25,068
Total liabilities	374,686			371,817
Stockholders’ equity	49,788			47,796
Total liabilities and stockholders’ equity	$424,474			$419,613

Net interest-earning assets	$45,797			$50,105
Net interest income/interest rate spread		$8,101	2.32%		$7,816	2.12%
Net yield on interest-earning assets (3) (4)			2.71%			2.63%

(1)        Includes loans held for sale.

(2)        Nonaccrual loans and loan fees have been included.

(3)        Net interest income divided by interest-earning assets.

(4)        The indicated yields are not reflected on a tax equivalent basis.

Provision for Loan Losses.  The provision for loan losses amounted to $45,000 and $35,000 for the three months ended September 30, 2008 and 2007, respectively.  The provision for loan losses amounted to $255,000 and $75,000 for the nine months ended September 30, 2008 and 2007, respectively.  The increase for the nine month period in the provision for loan losses was primarily due to a partial charge-off in the first quarter of 2008 in the amount of $100,000 on a $350,000 commercial loan.  An 80% reserve of $200,000 was set aside in the allowance for loan losses on the remaining $250,000.  The loan is secured by a second lien on commercial real estate in the Company’s primary market area.  This write-down and adverse classification resulted from a decline in the estimated net realizable value of the commercial real estate securing the loan.  Such provisions were primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of nonperforming loans and the current economic environment.

Other Income.  Other income decreased $285,000 or 82.8% to $59,000 for the three months ended September 30, 2008 as compared to the same period in 2007.  The decrease was primarily the result of the Company identifying an other than temporary impairment on its investment in $2.7 million of certain mutual funds and as a result recorded a $253,000 impairment charge against other income; subsequently the Company sold these mutual funds to Alliance Mutual Holding Company at fair value.

Other income decreased $1.1 million or 108.1% to a loss of $81,000 during the nine months ended September 30, 2008 as compared to the same period in 2007.  The decrease was primarily the result of the Company identifying an other than temporary impairment on its investment in mutual funds and recording an $882,000 impairment charge against other income.  Also, in the nine months ended September 2008, the Company sold approximately $15.8 million certain of mutual funds and recorded a pretax loss on the sale of securities of $157,000.

Other Expenses. Other expenses increased $217,000 or 8.9% to $2.7 million for the three months ended September 30, 2008 compared to the same period in 2007.  The increase was primarily due to a $74,000 or 5.3% increase in salaries and employee benefits, a $30,000 or 6.3% increase in occupancy and equipment expense, and a $82,000 or 124.6% increase in advertising and marketing expenses. The increase in salaries and employee benefits was attributed to a higher level of staff members and annual increases in employees’ salaries.   The increase in occupancy and equipment expense is attributed to normal price increases to maintain our existing locations and equipment.  The increase in advertising and marketing was attributed to the Company’s focus on cable television, media and newspaper advertising to increase the Banks visibility.

Other expenses increased $352,000 or 4.8% to $7.7 million for the nine months ended September 30, 2008 compared to the same period in 2007.  The increase was primarily due to a $132,000 or 3.2% increase in salaries and employee benefits, a $67,000 or 4.7% increase in occupancy and equipment expense, and a $120,000 or 56.3% increase in advertising and marketing expenses. The increase in salaries and employee benefits was attributed to a higher level of staff members and annual increases in employee’s salaries.   The increase in occupancy and equipment expense is attributed to normal price increases to maintain our existing locations and equipment.  The increase in advertising and marketing was attributed to the Company’s focus on cable television, media and newspaper advertising to increase the Bank’s visibility.

Income Tax Expense (Benefit). Income tax (benefit) expense amounted to $(47,000) and $63,000 for the three months ended September 30, 2008 and 2007, respectively, resulting in effective tax rates of (22.4)% and 12.2%, respectively.  The reduction in income tax expense was primarily due to a lower amount of income before income taxes and the impact of tax exempt income from certain investments and bank owned life insurance.  As of September 30, 2008, the company recorded $645,000 in deferred tax asset from the loss on the sale and impairment charges taken on mutual funds.  The company must generate capital gains within a certain time period to realize the tax benefit from these capital losses.

Income tax (benefit) expense amounted to $(339,000) and $119,000 for the nine months ended September 30, 2008 and 2007, respectively, resulting in effective tax rates of (766.6)% and 8.7%, respectively. The reduction in income tax expense was primarily due to a lower amount of income before income taxes and the impact of tax exempt income from certain investments and bank owned life insurance.

Liquidity and Capital Resources

Liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations.  Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition.  Management attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors.  Any excess funds are invested in overnight and other short-term interest-earning accounts.  Cash flows are generated through the retail deposit market, its traditional funding source, for use in investing activities.  In addition, the borrowings such as Federal Home Loan Bank advances may be utilized for liquidity or profit enhancement.  At September 30, 2008, the Company had $37.0 million of outstanding advances and approximately $141.0 million of additional borrowing capacity from the FHLB of Pittsburgh.  Further, the Company has access to the Federal Reserve Bank discount window.  At September 30, 2008, no such funds were outstanding.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Company.  At September 30, 2008, the total approved loan commitments outstanding amounted to $12.6 million.  At the same date, commitments under unused lines of credit amounted to $35.8 million.  Certificates of deposit scheduled to mature in one year or less at September 30, 2008 totaled $185.0 million.  Management believes that a significant portion of maturing deposits will remain with the Company.  For the quarter ended September 30, 2008, there were no material changes in contractual obligations that were outside of the ordinary course of business.  Management anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

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

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

July 2008	5,600	$8.40	5,600	125,301
August 2008	22,500	8.47	22,500	102,801
September 2008	10,000	8.60	10,000	92,801

Totals	38,100	$8.50	38,100

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

None

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

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Date: November 12, 2008	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci, President
and Chief Executive Officer

Date: November 12, 2008	By:	/s/ Peter J. Meier
Peter J. Meier, Executive Vice President and Chief Financial Officer