Form 10-K
period 2008-12-31
ALLIANCE BANCORP INC OF PENNSYLVANIA
filed 2009-03-23
CIK 1373079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part  III of this Form  10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Non-accelerated filer  ☐ Smaller Reporting Company  ☒ Large accelerated filer   ☐ Accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2008, the aggregate value of the 2,876,023 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 3,973,750 shares held by the Registrant’s mutual holding company, Alliance Mutual Holding Company, and 375,227 shares held by all directors and officers of the Registrant and the Registrant’s Employee Stock Ownership Plan (“ESOP”) as a group, and treasury shares was approximately $23.7 million.  This figure is based on the last known trade price of $8.99 per share of the Registrant’s Common Stock on June 30, 2008.  Although directors and officers and the ESOP were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

The number of shares outstanding of Common Stock of the Registrant as of March 9, 2009, was 6,917,676.

DOCUMENTS INCORPORATED BY REFERENCE

(1)                                  Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held April 22, 2009 are incorporated into Part III.

PART I

Item 1.  Business

General

Alliance Bancorp, Inc. of Pennsylvania (“Alliance Bancorp” or the “Company”) is a federally chartered savings and loan holding company which owns 100% of the capital stock of Alliance Bank (“Bank”) which is a Pennsylvania chartered community oriented savings bank headquartered in Broomall, Pennsylvania.  On January 30, 2007, the Bank completed a reorganization to a mid-tier holding company structure.  In the reorganization and offering, the Company sold 1,807,339 shares of common stock at a purchase price of $10.00 per share and issued 5,417,661 shares of common stock in exchange for former outstanding shares of Alliance Bank.  Each share of the Bank’s common stock was converted into 2.09945 shares of the Company’s common stock.  The offering resulted in approximately $16.5 million in net proceeds to the Company.  The significant asset of the Company is the capital stock of the Bank.

We operate a total of nine banking offices located in Delaware and Chester Counties, which are suburbs of Philadelphia.  Our primary business consists of attracting deposits from the general public and using those funds, together with funds we borrow, to originate loans to our customers and invest in securities such as U.S. Government and agency securities, mortgage-backed securities and municipal obligations.  At December 31, 2008, we had $424.1 million of total assets, $331.7 million of total deposits and stockholders’ equity of $48.9 million.

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

Through an extensive highway network, the economies of Delaware and Chester Counties are knitted tightly into a regional economy of more than 2.5 million workers. Delaware and Chester Counties have a large, well-educated, and skilled labor force, with nearly one quarter of the counties’ population having earned a four-year college degree. The median household income of Delaware and Chester Counties in 2007 was approximately $60,232 and $83,146, respectively, as compared to approximately $48,576 for Pennsylvania as a whole. In addition, Philadelphia’s central location in the Northeast corridor, infrastructure, and other factors have made the Bank’s primary market area attractive to many large corporate employers, including Comcast, Boeing, State Farm Insurance, United Parcel Service, PECO Energy, SAP America, Inc. and Wawa.

The Philadelphia area economy is typical of many large northeastern cities where the traditional manufacturing-based economy has declined and been replaced by the service sector, including the health care market. Crozer/Keystone Health System, Mercy Health Corp., and Astra-Zeneca are among the larger health care employers within the Bank’s market area. According to the Delaware County Chamber of Commerce, there are more than 65 degree-granting institutions in the Delaware Valley region, representing a higher density of colleges and universities than any other area in the United States.

The population of Delaware County is reported at over half a million residents and is the fifth most populated county in the Commonwealth of Pennsylvania. Much of the growth and development continues to be in the western part of the county and in adjacent Chester County. At September 30, 2008, the unemployment rate in Delaware County was at 5.2%; however, in Chester County the rate was even lower, at 4.1%. This is as compared to the rate for the entire Commonwealth, which also stood at 5.2% as of September 30, 2008. Chester County’s growth rate is expected to increase even further in the next decade, and some of the communities in Chester County that are experiencing the most rapid growth — East Marlborough Township, New Garden Township and East Goshen — surround the Bank’s Chester County branch.

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

Lending Activities

General.  At December 31, 2008, the Bank’s total portfolio of loans receivable amounted to $281.6 million, or 66.4%, of the Bank’s $424.1 million of total assets at such time.  The Bank has traditionally concentrated its lending activities on first mortgage loans secured by residential property.  However, over the past several years, the Bank has placed an emphasis on loans secured by commercial real estate properties.  Consistent with such approach, commercial real estate loans amounted to $123.5 million or 43.8% of the total loan portfolio at December 31, 2008.  To a significantly lesser extent, the Bank also originates multi-family loans, land and construction loans, consumer loans and commercial business loans.  At December 31, 2008, such loan categories amounted to $1.3 million, $25.3 million, $5.9 million and $9.0 million, respectively, or 0.5%, 9.0%, 2.1% and 3.2% of the total loan portfolio, respectively.

The Bank intends to continue the origination of single-family residential mortgage loans as well as its emphasis on increasing the origination of commercial real estate loans.  For the year ended December 31, 2008, the Bank’s commercial real estate loans increased by $762,000 or 0.6% to $123.5 million. For the year ended December 31, 2008, the Bank’s single-family mortgage loans increased by $5.2 million or 4.7% to $116.7 million.

Loan Portfolio Composition.  The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	December 31,
	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
Single-family (1) (2)	$116,683	41.43%	$111,499	42.92%	$108,551	45.48%	$104,020	45.79%	$88,128	41.74%
Multi-family	1,282	0.46	1,673	0.64	2,088	0.87	2,221	0.98	2,488	1.17
Commercial	123,465	43.84	122,703	47.24	108,339	45.39	105,687	46.53	104,444	48.44
Land and construction: (3)
Residential	16,372	5.81	6,034	2.32	6,700	2.81	3,520	1.55	4,244	1.99
Commercial	8,889	3.16	8,557	3.29	5,074	2.13	3,876	1.71	4,833	2.26
Total real estate loans	266,691	94.70	250,466	96.41	230,752	96.68	219,324	96.55	204,137	95.60

Consumer:
Student	5,455	1.94	1,782	0.69	1,779	0.75	2,440	1.07	2,946	1.38
Savings account	430	0.15	477	0.18	561	0.24	566	0.25	633	0.30
Other	51	0.02	109	0.04	103	0.04	88	0.04	57	0.03
Total consumer loans	5,936	2.11	2,368	0.91	2,443	1.02	3,094	1.36	3,756	1.77

Commercial business loans	8,985	3.19	6,924	2.68	5,485	2.30	4,745	2.09	5,754	2.69

Total loans receivable	281,612	100.00%	259,758	100.00%	238,680	100.00%	227,163	100.00%	213,527	100.00%

Less:
Deferred costs (fees)	6		(5)		75		199		642
Allowance for loan losses	3,169		2,831		2,719		2,670		2,608

Loans receivable, net	$278,437		$256,932		$235,886		$224,294		$210,277

(1) At December 31, 2008, 2007, 2006, 2005, and 2004, includes $-0-, $-0-, $125,000, $-0-, and $565,000 of loans classified as held for sale, respectively.

(2) At December 31, 2008, 2007, 2006, 2005, and 2004, includes $25.6 million, $29.5 million, $28.9 million, $22.8 million, and $21.2 million, respectively, of home equity loans and lines.

(3) At December 31, 2008, 2007, 2006, 2005, and 2004, excludes $15.3 million, $10.8 million, $9.7 million, $2.9 million, and $5.4 million, respectively, of undisbursed funds on land and construction loans.

Contractual Maturities.  The following table sets forth the scheduled contractual maturities of the Bank’s loans receivable at December 31, 2008.  Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.  Adjustable-rate loans are reported on a contractual basis rather than on a repricing basis.  The amounts shown for each period do not take into account loan prepayments and normal amortization of the Bank’s loan portfolio.

	Real Estate Loans
	Single-family	Multi-family	Commercial	Land and Construction	Consumer and Other Loans	Commercial Business Loans	Total
	(In Thousands)
Amounts due in:
One year or less	$912	$156	$9,753	$25,261	$25	$1,331	$37,438
After one year through three years	2,045	1,029	10,191	—	164	1,183	14,612
After three years through five years	5,964	—	20,372	—	232	2,150	28,718
After five years through fifteen years	34,167	—	47,862	—	5,450	1,176	88,655
Over fifteen years	73,595	97	35,287	—	65	3,145	112,189
Total (1)	$116,683	$1,282	$123,465	$25,261	$5,936	$8,985	$281,612

Interest rate terms on amounts due after one year:
Fixed	$46,912	$1,126	$40,343	—	—	$4,509	$92,890
Adjustable	$68,859	—	$73,369	—	$5,911	$3,145	$151,284

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

The following table shows origination, purchase and sale activity of the Bank with respect to its loans during the periods indicated.

	Year Ended December 31,
	2008	2007	2006
	(In Thousands)

Real estate loan originations:
Single-family (1)	$24,541	$28,601	$33,660
Multi-family	120	980	640
Commercial	26,873	32,913	21,073
Land and construction:
Residential	4,525	6,770	6,208
Commercial	6,536	2,828	6,782
Total real estate loan originations	62,595	72,092	68,363

Consumer originations:
Student	4,202	582	482
Savings account	310	330	433
Other	4	7	24
Total consumer loan originations	4,516	919	939

Commercial business originations	1,475	3,909	2,820
Total loan originations	68,586	76,920	72,122

Purchase of real estate loans:
Single-family	—	—	—
Multi-family	—	—	—
Residential construction	—	—	—
Commercial	175	113	3,649
Commercial construction	6,300	—	—
Total real estate loan purchases	6,475	113	3,649
Total loan originations and purchases (2)	75,061	77,033	75,771

Less:
Principal loan repayments	(51,643)	(51,002)	(61,814)
Loans and participations sold	(1,335)	(4,762)	(2,319)
Other, net (3)	(578)	(223)	(46)

Net increase	$21,505	$21,046	$11,592

(1)          Includes $5.1 million, $9.9 million and $19.3 million of home equity loans and lines of credit originated during the years ended December 31, 2008, 2007 and 2006, respectively.

(2)          Includes originations of loans held for sale and subsequently sold in the secondary market.

(3)   Includes gains on the sale of loans, provisions for loan losses and transfers to other real estate owned.

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

Any member of the Bank’s Senior Loan Committee may approve any loan up to $100,000.  Loans between $100,000 and $500,000 must be approved by any two members of the Senior Loan Committee.  Loans between $500,000 and $1.0 million must be approved by the Chief Executive Officer plus one member of the Senior Loan Committee, except for single-family residential loans which may be approved by any two members of the Senior Loan Committee.  Loans between $1.0 million and $2.0 million must be approved by a majority vote of the Senior Loan Committee.  Loans over $2.0 million must be approved by the entire Board of Directors.  All loans are ratified by the Board of Directors.  The Senior Loan Committee currently consists of the Chairman of the Board, Chief Executive Officer, the Chief Financial Officer, Chief Lending Officer, and two Senior Lending Officers.

The Bank’s single-family loan originations amounted to $24.5 million and $28.6 million during 2008 and 2007, respectively.  When possible, the Bank emphasizes the origination of single-family residential adjustable-rate mortgage loans (“ARMs”).  Originations of such loans amounted to $8.5 million or 34.7% and $12.6 million or 44.1% of single-family residential real estate loan originations during 2008 and 2007, respectively.  The Bank also originates fixed-rate single-family residential real estate loans with terms of five, ten, twelve, 15 and 30 years.  Generally, fixed-rate residential mortgage loans with terms greater than 15 years have been originated pursuant to commitments to sell such loans to correspondent mortgage-banking institutions in order to reduce the proportion of the Bank’s loan portfolio comprised of such assets and reduce interest rate risk.  Loans are sold without any recourse to the Bank by the purchaser in the event of default on the loan by the borrower and are sold with servicing released.  The Bank sold $1.4 million and $4.7 million of long-term (generally over 15 years) fixed-rate residential loans during 2008 and 2007, respectively.  Such loan sales were conducted in furtherance of the Bank’s asset/liability strategies. At December 31, 2008 and December 31, 2007 there were no loans held for sale.

In accordance with the Bank’s increased emphasis on commercial real estate loan originations, such originations amounted to $33.2 million and $32.9 million during 2008 and 2007, respectively.  In addition, land and construction loan originations amounted to $11.1 million and $9.5 million during 2008 and 2007, respectively.

Since 1999, the Bank has provided single-family residential loan products to borrowers that did not meet the underwriting criteria of the Federal Home Loan Mortgage Corporation (‘FHLMC”) and the Federal National Mortgage Association (“FNMA”) and where the borrower’s credit score is below 660.  The Bank recognizes that these loans, which are considered subprime loans, have additional risk factors as compared to typical single-family residential lending.  These loans are generally not saleable in the secondary market due to the credit risk characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors.  At December 31, 2008 and 2007, the Bank’s single-family loan portfolio included $24.1 million or 20.6% and $23.6 million or 21.1%, respectively, of such subprime loans.  The Bank reported $1.9 million or 7.9% and $1.8 million or 7.6% of these loans as non-performing at December 31, 2008 and December 31, 2007, respectively.  The Bank recognizes the additional risk factors associated with subprime lending and utilizes a higher risk-weighting factor in maintaining its allowance for loan losses with respect to these loans. In addition, management calculates and reports the delinquency ratio of its subprime loan portfolio to the Board of Directors on a monthly basis.

Historically, the Bank has not been an active purchaser of loans.  The Bank purchased $6.5 million and $113,000 during 2008 and 2007, respectively, of real estate loans, most of which are located outside of its primary lending area.  As of December 31, 2008, the outstanding balance of such loans included $1.8 million, $253,000, $2.1 million and $8.4 million secured by single-family, multi-family, commercial and construction real estate properties, respectively.  At December 31, 2008, $117,000 of these loans were reported as non-performing.

Single-Family Residential Real Estate Loans.  The Bank has historically concentrated its lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences and intends to continue to originate permanent loans secured by first mortgage liens on single-family residential properties in the future. At December 31, 2008, $116.7 million or 41.4% of the Bank’s total loan portfolio consisted of single-family residential real estate loans.  Of the $116.7 million of such loans at December 31, 2008, $68.9 million or 59.0% had adjustable rates of interest and $47.8 million or 41.0% had fixed rates of interest.

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

The Bank also offers home equity loans with fixed rates of interest and terms of 15 years or less.  The Bank does not require that it hold the first mortgage on the secured property; however, the balance on all mortgages on the secured property cannot exceed 90% of the value of the secured property.  At December 31, 2008, the Bank held a first lien on a majority of the properties securing home equity loans from the Bank. The Bank has placed an increased emphasis on home equity loans because of their attractive yields and shorter terms to maturity.  At December 31, 2008, home equity loans and lines amounted to $25.6 million or 9.1% of the total loan portfolio, which are included in single family loans.

The Bank is permitted to lend up to 100% of the appraised value of the real property securing a residential loan; however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Bank is required by federal regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 80.0% of the appraised value of the security property, with the exception of home equity loans and lines.  Pursuant to underwriting guidelines adopted by the Board of Directors, the Bank will lend up to 95% of the appraised value of the property securing a single-family residential loan, and requires borrowers to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the appraised value of the security property.  In addition, the Bank will lend up to 90% of the appraised value with no private mortgage insurance required for home equity loans and lines.

Multi-Family Residential and Commercial Real Estate Loans.  The Bank originates and, to a lesser extent, purchases mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties.  At December 31, 2008, $1.3 million or 0.5% of the Bank’s total loan portfolio consisted of loans secured by existing multi-family residential real estate.  Commercial real estate loans increased from $122.7 million or 47.2% of the total loan portfolio at December 31, 2007 to $123.5 million or 43.8% of the total loan portfolio at December 31, 2008. Such increase was due to the Bank’s strategy to increase such lending.  The Bank intends to continue to place an increased emphasis on this type of lending.

The majority of the Bank’s multi-family residential loans are secured primarily by five to fifteen unit apartment buildings, while the Bank’s commercial real estate loans are primarily secured by office buildings, hotels, small retail establishments, restaurants and other facilities.  These types of properties constitute the majority of the Bank’s commercial real estate loan portfolio.  The majority of the multi-family residential and commercial real estate loan portfolio at December 31, 2008 was secured by properties located in the Bank’s primary market area.  The five largest multi-family or commercial real estate loan relationships at December 31, 2008 amounted to $5.8 million, $5.7 million, $4.2 million, $3.9 million and $3.7 million, respectively, all of which were performing in accordance with their terms and were current at such date.

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

Multi-family and commercial real estate lending entails significant additional risks as compared with single-family residential property lending.  Such loans typically involve large loan balances to single borrowers or groups of related borrowers.  The payment experience on such loans is typically dependent on the successful operation of the real estate project.  The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family and commercial real estate as well as economic conditions generally.  At December 31, 2008, the Bank had no non-performing multi-family loans and 12 non-performing commercial real estate loans which amounted to $3.6 million.

Construction Loans.  The Bank also originates residential and commercial construction loans, and to a limited degree, land acquisition and development loans.  Construction loans are classified as either residential construction loans or commercial real estate construction loans at the time of origination, depending on the nature of the property securing the loan.  The Bank’s construction lending activities generally are limited to the Bank’s primary market area.  At December 31, 2008, construction loans amounted to $25.3 million or 8.9% of the Bank’s total loan portfolio, which consisted of $16.4 million of residential and $8.9 million of commercial real estate construction loans.

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

The Bank’s commercial construction loans are generally made to local developers and others for the purpose of developing commercial real estate properties such as small office buildings and hotels, storage facilities and commercial building renovations.  The application, credit review and disbursement process are similar to those mentioned above for the Bank’s residential construction loans.   The three largest real estate construction loans had outstanding balances of $4.6 million, $3.8 million, and $3.5 million as of December 31, 2008.  The $4.6 million loan is a land and development loan for a mixed use commercial real estate project located in Bradenton, Florida which is just south of Tampa.  The other two loans are residential construction projects located in Philadelphia, Pennsylvania and are both classified as special mention due to slower than anticipated sales.

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

The Bank has attempted to minimize the foregoing risks by, among other things, limiting the extent of its construction lending and has adopted underwriting guidelines which impose stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Bank will do business and by working with builders with whom it has established relationships.  At December 31, 2008, the Bank had one non-performing construction loan which had an outstanding balance of $896,000.  In February 2009, this loan was transferred to other real estate owned at a carrying amount of $896,000, which approximates fair value.

Consumer Loans.  The Bank offers consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than mortgage loans.  The consumer loans presently offered by the Bank include student loans, deposit account secured loans and lines of credit.  Consumer loans amounted to $5.9 million or 2.1% of the total loan portfolio at December 31, 2008.  Student loans amounted to $5.5 million or 1.9% of the total loan portfolio at December 31, 2008.  Such loans are made to local students for a term of ten years, presently with adjustable interest rates.  The interest rate is determined by the U.S. Department of Education.  Loan repayment obligations do not begin until the student has completed his or her education.  The principal and interest on such loans is guaranteed by the U.S. Government.  Loans secured by deposit accounts amounted to $430,000 or 0.2% of the total loan portfolio at December 31, 2008.  Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance.

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

Commercial Business Loans.  In September 1997, the Bank opened a commercial loan department to provide a full range of commercial loan products to small business customers in its primary marketing area.  These loans generally have shorter terms and higher interest rates as compared to mortgage loans.  Such loans amounted to $9.0 million or 3.2% of the total loan portfolio at December 31, 2008 and were primarily secured by inventories and other business assets.

Although commercial business loans generally are considered to involve greater credit risk than other certain types of loans, management intends to continue to offer commercial business loans to small businesses located in its primary market area.  The Bank had no non-performing commercial business loans at December 31, 2008.

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

Asset Quality

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual.  When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.  The Bank does not accrue interest on real estate loans past due 90 days or more unless, in the opinion of management, the value of the property securing the loan exceeds the outstanding balance of the loan (principal, interest and escrows) and collection is probable.  The Bank provides an allowance for accrued interest deemed uncollectible.  Such allowance amounted to approximately $492,000 at December 31, 2008 compared to $271,000 at December 31, 2007. Accrued interest receivable is reported net of the allowance for uncollected interest.  Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balance can be reasonably expected.

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

Under accounting principles generally accepted in the United States of America (“GAAP”), the Bank is required to account for certain loan modifications or restructurings as “troubled debt restructurings.”  In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider.  Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans.  The Bank did not have any troubled debt restructurings as of December 31, 2008.

Delinquent Loans.  The following table sets forth information concerning delinquent loans at December 31, 2008, in dollar amounts and as a percentage of each category of the Bank’s loan portfolio.  The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

	30— 59 Days		60 — 89 Days		90 or More Days
		Percent		Percent		Percent
		of Loan		of Loan		of Loan
	Amount	Category	Amount	Category	Amount	Category
	(Dollars in Thousands)
Real estate:
Single-family	$471	0.40%	$203	0.17%	$2,474	2.12%
Multi-family	—	—	—	—	—	—
Commercial	368	0.30	—	—	3,551	2.88
Land and construction	896	3.55	698	2.77	—	—
Commercial business	95	1.06	—	—	—	—
Consumer	38	0.64	14	0.24	75	1.26

Total	$1,868		$915		$6,100

The following table sets forth the amounts and categories of the Bank’s non-performing assets at the dates indicated.

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)

Non-accruing loans:
Real estate:
Single-family	$762	$1,086	$874	$762	$762
Multi-family	—	—	—	—	—
Commercial	3,551	416	—	222	580
Land and construction	896	—	—	—	—
Commercial business	—	—	—	—	—
Consumer	—	—	—	—	—
Total non-accruing loans	5,209	1,502	874	984	1,342

Accruing loans 90 days or more delinquent:
Real estate:
Single-family	1,712	563	649	942	603
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Land and construction	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer	75	32	36	14	21
Total accruing loans 90 days or more delinquent	1,787	595	685	956	624

Total non-performing loans	6,996	2,097	1,559	1,940	1,966

Other real estate owned:
Real estate acquired through, or in lieu of, foreclosure	—	—	—	1,795	3,475
Real estate held for development	—	—	—	—	—
Total other real estate owned	—	—	—	1,795	3,475

Total non-performing assets	$6,996	$2,097	$1,559	$3,735	$5,441

Total non-performing loans as a percentage of total loans	2.48%	0.81%	0.65%	0.85%	0.92%

Total non-performing assets as a percentage of total assets	1.65%	0.49%	0.38%	0.96%	1.42%

If the Bank’s $5.2 million of non-accruing loans at December 31, 2008 had been current in accordance with their terms during 2008, the gross income on such loans would have been approximately $347,000 for 2008.  The Bank actually recorded $121,000 in interest income on such loans for 2008.

The Bank’s nonperforming assets, which consist of nonaccruing loans, accruing loans 90 days or more delinquent and other real estate owned (which includes real estate acquired through, or in lieu of, foreclosure) increased to $7.0 million or 1.65% of total assets at December 31, 2008 from $2.1 million or 0.49% of total assets at December 31, 2007.  At December 31, 2008, the Bank’s $7.0 million of nonperforming assets consisted of $1.8 million of accruing loans 90 days or more delinquent, $5.2 million of nonaccrual loans and no other real estate owned. At December 31, 2008, nonperforming loans consisted of $2.5 million in single-family residential real estate loans, $3.6 million in commercial real estate loans, $896,000 in a residential real estate construction loan, and $75,000 in consumer and other loans.  The $3.6 million of nonperforming commercial real estate loans consists of 12 loans to 8 borrowers that are the result of cash flow stress primarily due to the current economic conditions.  The Bank’s management continues to aggressively pursue the collection and resolution of all delinquent loans.

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

At December 31, 2008, the Bank had $17.6 million of classified assets, of which $10.7 million consisted of loans classified as special mention, $6.9 million consisted of loans classified as substandard, and no loans classified as doubtful.  The $10.7 million of loans classified as special mention consisted of $285,000 in commercial real estate loans, $9.0 million in residential real estate construction loans, and $1.4 million in commercial business loans.  The $9.0 million in residential real estate construction includes five loans to three borrowers all located in the Bank’s primary market area which have been classified as special mention due to slower than anticipated sales.  The $6.9 million of loans designated as substandard consisted of $2.4 million of single-family real estate loans, $3.6 million in commercial real estate loans and $896,000 in residential real estate construction loans.  The Company does not knowingly lend to subprime borrowers, except as disclosed in “Origination, Purchase and Sale of Loans”, and has not been materially directly impacted by the current subprime crisis as of December 31, 2008.

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

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)

Average loans receivable, net (1)	$271,849	$247,157	$232,520	$218,036	$211,278

Allowance for loan losses, beginning of year	$2,831	$2,720	$2,671	$2,608	$2,740
Provision for loan losses	585	120	60	120	210
Charge-offs:
Single-family residential	(3)	(3)	—	—	—
Multi-family residential	—	—	—	—	—
Commercial real estate	(350)	—	—	(86)	(41)
Land and construction	—	—	—	—	(417)
Consumer	(13)	(11)	(14)	(9)	—
Commercial business	—	—	—	—	—
Total charge-offs:	(366)	(14)	(14)	(95)	(458)
Recoveries:
Single-family residential	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial real estate	114	—	—	37	116
Land and construction	—	—	—	—	—
Consumer	5	5	3	1	—
Commercial business	—	—	—	—	—
Total recoveries	119	5	3	38	116

Allowance for loan losses, end of year	$3,169	$2,831	$2,720	$2,671	$2,608

Net charge-offs to average loans receivable, net	0.09%	0.00%	0.01%	0.03%	0.16%

Allowance for loan losses to total loans receivable	1.13%	1.09%	1.14%	1.18%	1.22%

Allowance for loan losses to total non-performing loans	45.30%	135.00%	174.39%	137.63%	132.65%

Net charge-offs to allowance for loan losses	7.79%	0.32%	0.40%	2.13%	13.11%

(1) Includes loans held for sale.

The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

	December 31,
	2008		2007		2006		2005		2004
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in Thousands)

Single-family residential	$322	41.43%	$391	42.92%	$445	45.48%	$462	45.79%	$382	41.74%
Multi-family residential	16	0.46	17	0.64	25	0.87	28	0.98	30	1.17
Commercial real estate	1,786	43.84	1,713	47.24	1,691	45.39	1,698	46.52	1,706	48.45
Land and construction	856	8.97	556	5.61	416	4.94	322	3.26	332	4.25
Consumer	16	2.11	8	0.91	9	1.02	12	1.36	12	1.70
Commercial business	173	3.19	146	2.67	134	2.30	149	2.09	146	2.69
Total	$3,169	100.00%	$2,831	100.00%	$2,720	100.00%	$2,671	100.00%	$2,608	100.00%

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

The FHLMC is a public corporation chartered by the U.S. Government.  The FHLMC issues participation certificates backed principally by conventional mortgage loans.  The FHLMC guarantees the timely payment of interest and the ultimate return of principal within one year.  The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for conventional mortgage loans.  The FNMA guarantees the timely payment of principal and interest on FNMA securities.  FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government sponsored enterprises, these securities are considered high quality investments with minimal credit risks.  The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government assisted housing programs.  GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government.  Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs.  For example, the FNMA and the FHLMC currently limit their loans secured by a single-family, owner-occupied residence to $417,000.  To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs.

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

	December 31,
	2008		2007		2006
	(In Thousands)

Mortgage-backed securities:

FNMA pass-through certificates	$16,788		$21,060		$26,045
FHLMC pass-through certificates	12,641		10,872		13,190
GNMA pass-through certificates	2,492		3,700		4,401

Total mortgage-backed securities	$31,921	(1)	$35,632	(2)	$43,636	(3)

(1)        At December 31, 2008, gross unrealized gains on such securities amounted to $738,000 and gross unrealized losses amounted to $157,000.

(2)        At December 31, 2007, gross unrealized gains on such securities amounted to $267,000 and gross unrealized losses amounted to $232,000.

(3)        At December 31, 2006, gross unrealized gains on such securities amounted to $44,000 and gross unrealized losses amounted to $965,000.

The following table sets forth the purchases, sales and principal repayments of the Bank’s mortgage-backed securities for the periods indicated.

	Year Ended December 31,
	2008	2007	2006
	(In Thousands)

Mortgage-backed securities purchased	$4,340	$—	$6,451
Mortgage-backed securities sold	—	—	—
Principal repayments	(8,258)	(8,959)	(11,412)
Other, net	207	955	235

Net decrease	$(3,711)	$(8,004)	$(4,726)

Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.  At December 31, 2008, $5.6 million of the Bank’s mortgage-backed securities were pledged to secure various obligations of the Bank.  See Note 4 to the Consolidated Financial Statements.  The Company does not knowingly invest in subprime financial instruments, and has not been materially impacted by the current subprime crisis as of December 31, 2008.

Information regarding the contractual maturities and weighted average yield of the Bank’s mortgage-backed securities portfolio at December 31, 2008 is presented below.

	December 31, 2008
	One Year or Less	After One to Five Years	After Five to 15 Years	Over 15 Years	Total
	(Dollars in Thousands)

FHLMC pass-through certificates	$—	$1,516	$6,724	$4,401	$12,641
FNMA pass-through certificates	—	1,423	13,347	2,019	16,788
GNMA pass-through certificates	—	—	—	2,492	2,492
Total	$—	$2,939	$20,071	$8,912	$31,921	(1)

Weighted average yield	—%	4.68%	5.96%	5.31%	4.80%

(1) All mortgage-backed securities are designated as available for sale.

The actual maturity of a mortgage-backed security is typically less than its stated maturity due to prepayments of the underlying mortgages.  Prepayments that are faster than anticipated may shorten the life of the security and increase or decrease its yield to maturity if the security was purchased at a discount or premium, respectively.  The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security.  In accordance with accounting principles generally accepted in the United States of America, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively.  The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, when premiums or discounts are involved, and these assumptions are reviewed periodically to reflect actual prepayments.  Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments.  During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security.  Under such circumstances, the Bank may be subject to reinvestment risk because to the extent that the Bank’s mortgage-backed securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.  During periods of rising interest rates, prepayment of the underlying mortgages generally slow down when the coupon rate of such mortgages is less than the prevailing market rate.  The Bank may be subject to extension risk when this occurs.

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

The Bank is authorized to invest in obligations issued or fully guaranteed by the U.S. Government, certain federal agency obligations, insured municipal obligations, certain mutual funds, investment grade corporate debt securities and other specified investments.  At December 31, 2008, the Bank’s investment securities amounted to $62.1 million, of which $37.8 million was designated as available for sale and $24.3 million was designated as held to maturity.  The Bank has designated the majority of its investment securities as available for sale in order to respond to changes in market rates, increases in loan demand, and changes in liquidity needs.

The following table sets forth certain information relating to the Bank’s investment securities portfolio at the dates indicated.

	December 31,
	2008				2007		2006
	Amortized Cost		Fair Value		Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

U.S. Government and agency securities	$37,448		$37,814		$26,335	$26,472	$15,990	$15,858

Municipal obligations	24,256		23,958		22,247	22,827	24,251	24,889
Mutual funds (2)	—		—		19,142	19,142	20,001	19,195

Total	$61,704	(1)	$61,772	(1)	$67,724	$68,441	$60,242	$59,942

(1)        At December 31, 2008, investment securities with an amortized cost totaling $37.4 million were designated as available for sale.  At December 31, 2008, gross unrealized losses amounted to $13,000 and there were $379,000 in gross unrealized gains.  At December 31, 2008, $4.0 million or 10.7% of the Bank’s investment securities were pledged to secure various obligations of the Bank.  See Note 3 to the Consolidated Financial Statements.

(2)        During 2008, the Company recognized $882,000 in impairment charges on these mutual funds compared to an $860,000 impairment in 2007.  The Company attributes the lower valuations of these mutual funds to a significant widening of spreads primarily due to the mortgage-related securities underlying these funds.  This spread differential is primarily due to the general lack of investor interest for these type of securities in the current market environment.  On August 20, 2008, subsequent to recording impairment charges, the Company sold these mutual funds to Alliance Mutual Holding Company at fair value.

Information regarding the contractual maturities and weighted average yield of the Bank’s investment securities portfolio at December 31, 2008 is presented below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2008
	One Year or Less	After One to Five Years	After Five to 10 Years	Over 10 Years	Total
	(Dollars in Thousands)

U.S. Government and agency securities	$998	$1,000	$17,988	$17,461	$37,447	(1)
Municipal obligations	—	—	7,639	16,617	24,256	(2)
Total	$998	$1,000	$25,627	$34,078	$61,771

Weighted average yield	5.38%	5.45%	5.16%	5.06%	5.11%

(1) The $37.4 million of U.S. Government agency securities are designated as available for sale.

(2) The $24.3 million of municipal obligations are designated as held to maturity and tax exempt.

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

The Bank considers its primary market area to be Delaware and Chester counties, Pennsylvania.  The Bank attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours.  In addition, the Bank maintains automated teller machines at its Broomall, Glen Mills, Havertown, Springfield, Lansdowne, Paoli, and Secane offices.  The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings.  The Bank does not advertise for deposits outside of its primary market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at December 31, 2008.

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

	December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Passbook and statement savings accounts	$39,378	11.87%	$38,223	11.56%	$43,512	13.04%
Money market accounts	22,501	6.78	25,105	7.59	24,255	7.27
Certificates of deposit	207,943	62.69	201,860	60.90	200,228	59.98
NOW and Super NOW accounts	48,269	14.55	48,760	12.81	43,859	13.13
Non-interest bearing accounts	13,610	4.10	16,840	7.14	21,948	6.58

Total deposits at end of year	$331,701	100.00%	$330,788	100.00%	$333,802	100.00%

The following table sets forth the net deposit flows of the Bank during the periods indicated.

	Year Ended December 31,
	2008	2007	2006
	(In Thousands)

(Decrease) increase before interest credited	$(10,839)	$(14,632)	$28,552
Interest credited	11,752	11,618	8,350
Net deposit increase (decrease)	$913	$(3,014)	$36,902

The following table sets forth maturities of the Bank’s certificates of deposit of $100,000 or more at December 31, 2008 by time remaining to maturity.

Amounts in Thousands

Three months or less	$5,080
Over three months through six months	15,644
Over six months through twelve months	8,494
Over twelve months	10,974
Total	$40,192

The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

	December 31,
	2008			2007			2006
	Average Balance	Average Rate Paid		Average Balance	Average Rate Paid		Average Balance	Average Rate Paid
	(Dollars in Thousands)

Passbook and statement Savings accounts	$39,155	0.55%		$38,212	0.75%		$49,215	0.75%
Money market accounts	22,979	1.59		25,105	2.75		23,158	1.67
Certificates of deposit	203,122	3.94		201,860	4.73		173,547	3.90
NOW and Super NOW	49,201	1.50		48,771	2.66		39,848	2.05
Non-interest bearing accounts	15,731	—		16,840	—		17,699	—
Total average deposits	$330,188	2.97	%(1)	$330,788	3.75	%(1)	$303,467	2.92	%(1)

(1) Reflects average rate paid on total interest bearing deposits.

The following table presents, by various interest rate categories, the amount of certificates of deposit at December 31, 2008 and 2007 and the amounts at December 31, 2008, which mature during the periods indicated.

Certificates of	December 31,		Amounts at December 31, 2008 Maturing Within
Deposit	2008	2007	One Year	Two Years	Three Years	Thereafter
	(In Thousands)

2.0% or less	$1,095	$—	$1,050	$—	$45	$—
2.01% to 4.0%	175,533	11,440	139,414	32,134	2,603	1,382
4.01% to 6.0%	31,315	190,420	15,168	5,980	8,987	1,180
Total certificates of deposit	$207,943	$201,860	$155,632	$38,114	$11,635	$2,562

Borrowings.  The Bank may obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank and certain of its loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.  Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.  At December 31, 2008, the Bank had $37.0 million of advances from the FHLB of Pittsburgh.  Of the $37.0 million of FHLB advances at December 31, 2008, $5.0 million is due in 2009 and $32.0 million is due in 2010.  There are prepayment penalties associated with substantially all of the Bank’s FHLB advances.  The weighted average interest rate of the Bank’s FHLB advances was 6.30% as of December 31, 2008.  The Bank is reviewing its continued utilization of advances from the FHLB as a source of funding based upon recent decisions by the FHLB to suspend the dividend on, and restrict the repurchase of, FHLB stock.  FHLB stock is required to be held when advances from the FHLB are taken.

The following table sets forth certain information regarding borrowed funds at or for the dates indicated:

	At or for the Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)

FHLB of Pittsburgh advances:
Average balance outstanding	$37,000	$37,153	$47,684
Maximum amount outstanding at any month-end during the year	37,100	37,170	52,182
Balance outstanding at end of year	37,000	37,000	37,173
Weighted average interest rate during the year	6.30%	6.37%	6.21%

Weighted average interest rate at end of period	6.30%	6.30%	6.30%

Total borrowings:
Average balance outstanding	$37,815	$37,356	$47,990
Maximum amount outstanding at any month-end during the year	39,812	38,975	52,639
Balance outstanding at end of year	37,198	37,042	37,210
Weighted average interest rate during the year	6.27%	6.37%	6.21%
Weighted average interest rate at end of year	6.30%	6.34%	6.29%

Employees

The Bank had 70 full-time employees and 32 part-time employees at December 31, 2008.  None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

Subsidiaries

Presently, the Bank has two wholly-owned subsidiaries, Alliance Delaware Corp., which holds and manages certain investment securities and Alliance Financial and Investment Services LLC which participates in commission fees. Alliance Delaware Corp. was formed in 1999 to accommodate the transfer of certain assets that are legal investments for the Bank and to provide for a greater degree of protection to claims of creditors. The laws of the State of Delaware and the court system create a more favorable environment for the business affairs of the subsidiary.  Alliance Delaware Corp. currently manages certain investments for the Bank, which, as of December 31, 2008 and 2007, amounted to $55.9 million and $53.7 million, respectively.  Alliance Financial and Investment Services LLC was established in 2003 to share in commission fees from non-insured alternative investment products.

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

Emergency Economic Stabilization Act of 2008. The U.S. Congress adopted, and on October 3, 2008, President George W. Bush signed, the Emergency Economic Stabilization Act of 2008 (“EESA”) which authorizes the United States Department of the Treasury, to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program. The purpose of the troubled asset relief program is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The troubled asset relief program is also expected to include direct purchases or guarantees of troubled assets of financial institutions. The Treasury Department has allocated $250 billion towards a capital purchase program. Under the capital purchase program, the Treasury Department will purchase debt or equity securities from participating institutions. We have elected not to participate in the capital purchase program.

The Federal Deposit Insurance Corporation increased deposit insurance on most accounts from $100,000 to $250,000, until the end of 2009. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. For non-interest bearing transaction deposit accounts, including accounts swept from a non-interest bearing transaction account into a non-interest bearing savings deposit account, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. Financial institutions could have opted out of either or both these two programs. We did not opt out of the temporary liquidity guarantee program; however, we do not expect that the assessment surcharge will have a material impact on our results of operations.

Insurance of Accounts . The deposits of Alliance Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. Government. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action.

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations.  Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and assessed for deposit insurance at an annual rate of between five and seven basis points.  The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMEL component ratings plus either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt.  Institutions in Risk Categories II, III and IV are assessed at annual rates of 10, 28 and 43 basis points, respectively.

In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. The annual assessment rate set for the fourth quarter of 2008 was 0.00275% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including Alliance Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the Federal Deposit Insurance Corporation. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation. Management is aware of no existing circumstances which would result in termination of Alliance Bank’s deposit insurance.

On October 16, 2008, the Federal Deposit Insurance Corporation published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the Federal Deposit Insurance Corporation proposes to change both its risk-based assessment system and its base assessment rates. Assessment rates would increase by seven basis points across the range of risk weightings of depository institutions. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.  Higher assessments for well-managed and well-capitalized institutions that rely significantly on brokered-deposits will apply only when accompanied by rapid asset growth.

On February 27, 2009, the FDIC also adopted an interim rule imposing a 20 basis point emergency special assessment on insured institutions as of June 30, 2009, payable on September 30, 2009.  The interim rule also permits the FDIC to impose an additional special assessment after June 30, 2009, of up to 10 basis points, if necessary to maintain public confidence in federal deposit insurance.  However, FDIC Chairman Bair has indicated in a letter to Senate Banking Committee Chairman Dodd that, if the U.S. Congress passes a bill increasing the FDIC’s authority to borrow from the U.S. Department of Treasury, the FDIC would reduce the proposed special assessment.  The U.S. Congress is currently considering the legislation on such increase in borrowing authority.

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

At December 31, 2008, Alliance Bank’s capital ratios exceeded each of its capital requirements.

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

Privacy Requirements of the Gramm-Leach-Bliley Act.  Federal law places limitations on financial institution like Alliance Bank regarding the sharing of consumer financial information with unaffiliated third parties.  Specifically, these provisions requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties.  Alliance Bank currently has a privacy protection policy in place and believes such policy is in compliance with the regulations.

Anti-Money Laundering.  Federal anti-money laundering rules impose various requirements on financial institutions intends to prevent the use of the U.S. financial system to fund terrorist activities.  These provision include a requirement that financial institutions operating in the United States have anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.  Alliance Bank has established policies and procedures to ensure compliance with the federal anti-laundering provisions.

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

•                                         investing in a corporation, the capital stock of which is available for purchase by a savings institution under federal law or under the law of any state where the subsidiary savings institution or association is located; and

•                                         the permissible activities described below for non-grandfathered savings and loan holding companies.

Generally, companies that become savings and loan holding companies following the May 4, 1999 grandfather date in the Gramm-Leach-Bliley Act of 1999 may engage only in the activities permitted for financial institution holding companies or for multiple savings and loan holding companies.

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

The Director of the Office of Thrift Supervision may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ; or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

Waivers of Dividends by Alliance Mutual Holding Company.  It is the policy of a number of mutual holding companies to waive the receipt of dividends declared by their subsidiary companies.  Office of Thrift Supervision regulations require Alliance Mutual Holding Company to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Alliance Bancorp.  The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if the waiver of cash dividends would not be detrimental to the safe and sound operation of the subsidiary institution.  The Company has, and anticipates in the future, that Alliance Mutual Holding Company will waive dividends paid by it.  Under Office of Thrift Supervision regulations, public stockholders are not diluted because any dividends waived by a mutual holding company are not considered in determining an appropriate exchange ratio in the event the mutual holding company converts to stock form.

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

Federal Home Loan Bank System.  Alliance Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks.  Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.

As a member, Alliance Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the Federal Home Loan Bank.  At December 31, 2008, Alliance Bank was in compliance with this requirement.

Federal Reserve Board System.  The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking.  At December 31, 2008, Alliance Bank was in compliance with these reserve requirements.

FEDERAL AND STATE TAXATION

General.  Alliance Bancorp, Alliance Mutual Holding Company and Alliance Bank are subject to federal income tax provisions of the Internal Revenue Code of 1986, as amended, in the same general manner as other corporations with some exceptions listed below.  For federal income tax purposes, Alliance Bancorp files a consolidated federal income tax return with its wholly owned subsidiaries on a fiscal year basis.  The applicable federal income tax expense or benefit will be properly allocated to each subsidiary based upon taxable income or loss calculated on a separate company basis.  Upon completion of the reorganization, Alliance Mutual Holding Company is not permitted to file a consolidated federal income tax return with Alliance Bancorp and/or Alliance Bank.

Method of Accounting.  For federal income tax purposes, income and expenses are reported on the accrual method of accounting and Alliance Bancorp files its federal income tax return using a December 31 fiscal year end.

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

At December 31, 2008, Alliance Bank’s total federal pre-1988 reserve was approximately $7.1 million.  The reserve reflects the cumulative effects of federal tax deductions for which no federal income tax provisions have been made.

Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”).  The AMT is payable to the extent such AMTI is in excess of an exemption amount.  Net operating losses can offset no more than 90% of AMTI.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  Alliance Bank has been subject to the AMT and as of December 31, 2008, had $1.2 million of AMT available as credit for carryover purposes.

Net Operating Loss Carryovers.  Net operating losses incurred in taxable years beginning before August 6, 1997 may be carried back to the three preceding taxable years and forward to the succeeding 15 taxable years.  For net operating losses in years beginning after August 5, 1997, other than 2001 and 2002, such net operating losses can be carried back to the two preceding taxable years and forward to the succeeding 20 taxable years.  Net operating losses arising in 2001 or 2002 may be carried back five years and may be carried forward 20 years.  At December 31, 2008, Alliance Bank had no net operating loss carryforwards respectively, for federal income tax purposes.

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

Pennsylvania Taxation.  Alliance Bancorp is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax.  The Corporation Net Income Tax rate for fiscal 2007 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments.  In general, the Capital Stock Tax is a property tax imposed at the rate of approximately 0.289% (for 2008) of a corporation’s capital stock value, which is determined in accordance with a fixed formula based upon average net income and net worth.

Alliance Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act (the “MTIT”), as amended to include thrift institutions having capital stock.  Pursuant to the MTIT, the tax rate is 11.5%.  The MTIT exempts Alliance Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers.  The MTIT is a tax upon net earnings, determined in accordance with U.S. generally accepted accounting principles with certain adjustments.  The MTIT, in computing income under U.S. generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of Alliance Bank.  Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes.  At December 31, 2008, the Bank had approximately $579,000, $790,000 and $1.4 million in NOL carryforwards expiring in 2009, 2010 and 2011, respectively, for state tax purposes.

Item 1A.  Risk Factors

Not applicable

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties.

Offices and Properties

At December 31, 2008, the Company conducted its business from its executive offices in Broomall, Pennsylvania and eight full service offices, all of which are located in southeastern Pennsylvania.

The following table sets forth certain information with respect to the office and other properties of the Company at December 31, 2008.

Description/Address	Leased/Owned	Net Book Value of Premises and Fixed Assets	Amount of Deposits
		(In Thousands)
MAIN OFFICE

Lawrence Park	Owned	$1,726	$69,658
541 Lawrence Road
Broomall, PA 19008

BRANCH OFFICES

Upper Darby	Leased (1)	27	43,045
69th and Walnut Sts
Upper Darby, PA 19082

Secane	Leased (2)	155	56,476
925 Providence Road
Secane, PA 19018

Newtown Square	Leased (3)	22	26,006
252 & West Chester Pike
Newtown Square, PA 19073

Havertown	Leased (4)	108	46,693
500 E. Township Line Road
Havertown, PA 19083

Lansdowne	Owned	77	22,972
9 E. Baltimore Pike
Lansdowne, PA 19050

Springfield	Leased (5)	426	38,116
153 Saxer Avenue
Springfield, PA 19064

Shoppes at Brinton Lake	Leased (6)	170	20,005
979 Baltimore Pike
Glen Mills, PA 19342

Paoli Shopping Center	Leased (7)	53	8,730
82 E. Lancaster Ave.
Paoli, PA 19301

(1) The lease expires in February 2010.

(2) The lease expires in April 2011 with one remaining option to extend the lease for ten years.

(3) The building is owned but the ground is leased.  The lease expires in June 2011 with one remaining option to extend the lease for five years each.  The Company intends to exercise this option.

(4) The lease expires in January 2011 with two successive options to extend the lease for five years each.

(5) The lease expires in September 2015.

(6) The lease expires in January 2021 with two successive options to extend the lease for five years each.

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

ITEM 5.  MARKET FOR COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES.

This information is presented on the last page of this Form 10-K

Item 6.  Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The selected consolidated financial and other data of Alliance Bancorp, Inc. of Pennsylvania set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, appearing elsewhere in this Annual Report.

	As of or For the Year Ended December 31,
(Dollars in thousands, except per share amounts)	2008	2007	2006	2005	2004
Selected Financial Data
Total assets	$424,110	$424,467	$410,350	$389,035	$382,134
Cash and cash equivalents	28,308	42,079	48,283	20,956	22,137
Loans receivable, net	278,437	256,932	235,761	224,294	209,712
Loans held for sale	—	—	125	—	565
Mortgage-backed securities	31,921	35,632	43,636	48,362	31,497
Investment securities	62,070	67,861	59,305	72,079	93,897
Other real estate owned	—	—	—	1,795	3,475
Deposits	331,701	330,788	333,802	297,710	286,906
Other borrowed money (1)	37,198	37,042	37,172	52,501	56,317
Stockholders’ equity	48,899	51,458	33,500	34,127	35,046
Non-performing assets (2)	6,996	2,097	1,559	3,735	5,441

Selected Operating Data
Interest and dividend income	$22,543	$24,340	$21,752	$19,883	$19,419
Interest expense	11,702	13,999	11,331	8,907	7,820
Net interest income	10,841	10,341	10,421	10,976	11,599
Provision for loan losses	585	120	60	120	210
Net interest income after provision for loan losses	10,256	10,221	10,361	10,856	11,389
Other income	241	484	1,452	1,133	1,444
Other expenses	10,303	9,807	10,509	10,972	10,385
Income before income taxes (benefit)	194	898	1,304	1,017	2,448
Income tax (benefit) expense	(411)	(157)	(67)	(157)	329
Net income	$605	$1,055	$1,371	$1,174	$2,119

Basic earnings per share (4)	$0.09	$0.15	$0.19	$0.16	$0.23

(Footnotes on Following Page)

	As of or For the Year Ended December 31,
	2008	2007	2006	2005	2004
Selected Operating Ratios
Average yield earned on interest-earning assets	5.64%	6.12%	5.89%	5.43%	5.41%
Average rate paid on interest-bearing liabilities	3.32	4.03	3.39	2.69	2.41
Average interest rate spread (3)	2.32	2.09	2.50	2.74	3.00
Net interest margin (3)	2.72	2.60	2.82	3.00	3.23
Ratio of interest-earning assets to interest-bearing liabilities	113.54	114.54	110.66	110.74	110.52
Noninterest expense as a percent of average assets	2.44	2.33	2.69	2.89	2.73
Return on average assets	0.14	0.25	0.35	0.30	0.56
Return on average equity	1.21	2.18	4.05	3.39	5.99
Dividend payout ratio	122.91	58.56	90.39	105.54	58.47
Efficiency ratio (5)	92.97	90.60	88.51	90.61	79.62
Ratio of average equity to average assets	11.79	11.52	8.68	8.94	9.31
Full-service offices at end of period	9	9	9	8	8

Asset Quality Ratios
Nonperforming loans and troubled debt restructurings as a percent of total loans receivable (2)	2.48	0.81	0.65	0.85	0.92
Nonperforming assets as a percent of total assets (2)	1.65	0.49	0.38	0.96	1.42
Allowance for loan losses as a percent of total loans receivable	1.13	1.09	1.14	1.18	1.22
Allowance for loan losses as a percent of nonperforming loans and troubled debt restructurings	45.30	135.00	174.39	137.63	132.65
Net charge-offs to average loans receivable outstanding during the period	0.09	0.00	0.02	0.03	0.16

Bank Capital Ratios
Tier 1 risk-based capital ratio	16.33	16.35	14.05	14.92	15.38
Total risk-based capital ratio	17.47	17.38	15.12	16.06	16.52
Tier 1 leverage capital ratio	10.67	10.52	8.98	9.02	9.21

(1)         Other borrowed money consists of Federal Home Loan Bank (“FHLB”) advances, demand notes issued to the U.S. Treasury and, the Employee Stock Ownership Plan (“ESOP”) debt prior to conversion.

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

(5)         The efficiency ratio is calculated by dividing other expenses by the sum of net interest income and other income.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Alliance Bancorp, Inc. of Pennsylvania is a bank holding company which own 100% of the capital stock of Alliance Bank (“Bank”) which is a community oriented savings bank headquartered in Broomall, Pennsylvania.  We operate a total of nine banking offices located in Delaware and Chester Counties, which are suburbs of Philadelphia.  Our primary business consists of attracting deposits from the general public and using those funds, together with funds we borrow, to originate loans to our customers and invest in securities such as U.S. Government and agency securities, mortgage-backed securities and municipal obligations.  At December 31, 2008, we had $424.1 million of total assets, $331.7 million of total deposits and stockholders’ equity of $48.9 million.

On January 30, 2007, the Bank completed a reorganization to a mid-tier holding company structure and the sale by the mid-tier company, Alliance Bancorp, Inc. of Pennsylvania (“Alliance Bancorp” or the “Company”) of shares of its common stock.  In the reorganization and offering, the Company sold 1,807,339 shares of common stock at a purchase price of $10.00 per share and issued 5,417,661 shares of common stock in exchange for former outstanding shares of the Bank.  Each share of the Bank’s common stock was converted into 2.09945 shares of the Company’s common stock.  The offering resulted in approximately $16.5 million in net proceeds to the Company.

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

Certain highlights of our operating strategy are:

Expanding our Market Presence.  We have taken steps to increase our market penetration in our existing market areas by increasing the products and services we offer, incentivizing our employees to cross-sell our products and emphasizing customer service in an effort to capture more of each customer’s banking relationships.  In addition to organic growth, we continue to evaluate market expansion opportunities.  Though net proceeds from the offering has facilitated our ability to consider additional new offices, either on a de novo basis or through acquisitions, we currently have no plans, agreements or understandings with respect to any acquisitions.

Emphasizing Business Banking Operations.  We intend to hire additional loan officers and have increased our calls on local builders and other local businesses in an effort to increase our business banking relationships.  As a locally based bank, we believe that we offer a high level of customer service and a quick loan application and approval process which is attractive to many local, small to medium sized businesses.

Emphasizing Commercial Real Estate and Construction Loans.  At December 31, 2008, $123.5 million or 43.8% of our total loan portfolio consisted of commercial real estate loans.  In addition, at such date, we had $25.3 million of construction loans.  Commercial real estate and construction loans are attractive because they generally provide us with higher average yields than single-family residential mortgage loans and they typically have adjustable rates of interest and/or shorter terms to maturity than traditional single-family residential mortgage loans.  The net proceeds from the offering increased our capital and will facilitate our ability to make larger commercial and construction loans, subject to our current underwriting guidelines.  We intend to continue to emphasize growth in our commercial real estate and construction lending in a manner consistent with our loan underwriting policies and procedures.

Considering New Product Lines.  We continue to evaluate new product lines in our efforts to offer a broader array of products and services to our customers.  In particular, we continue to evaluate financial products which will increase our non-interest income.

Continuing Residential Mortgage Lending.  Historically, we were a traditional single-family residential mortgage lender, and we will continue to offer traditional single-family residential loan products.  In recent periods, we have emphasized home equity loans and lines of credit due to the shorter terms to maturity and adjustable interest rates which we generally offer on such products as well as consumer demand for home equity loans and lines of credit.  At December 31, 2008, home equity loans and lines of credit amounted to $25.6 million or 9.1% of the total loan portfolio.

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

Our results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on our loan and securities portfolios and interest expense on deposits and borrowings.  Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Results of operations are also affected by our provisions for loan losses, fees and service charges and other non-interest income and non-interest expense.  Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and other expense.  Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.

Our net income amounted to $605,000 and $1.1 million for the years ended December 31, 2008 and 2007, respectively.  Some of the major factors and trends which have impacted our results in these periods include the following:

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

During 2008, the Company recognized $882,000 in impairment charges on certain mutual funds compared to an $860,000 impairment in 2007.  The Company attributes the lower valuations of these mutual funds to a significant widening of spreads primarily due to the mortgage-related securities underlying these funds.  This spread differential is primarily due to the general lack of investor interest for these type of securities in the current market environment.  On August 20, 2008, subsequent to recording impairment charges, the Company sold these mutual funds to Alliance Mutual Holding Company at fair value.

Compression of Our Net Interest Spread and Net Interest Margin.  Our average interest rate spread was 2.32% and 2.09% for the years ended December 31, 2008 and 2007, respectively.  Alliance Bank’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 2.72% and 2.60% for the years ended December 31, 2008 and 2007, respectively.  During 2008, the Federal Reserve Board reduced the federal funds rate seven times from 4.25% at December 31, 2007 to a range of 0% to 0.25% at December 31, 2008.  The Company anticipates that this decrease will cause downward pressure on short term market interest rates.  Generally, a decreasing interest rate environment will reduce interest income earned on interest-earning assets and cause downward pressure on rates paid for interest bearing deposits.  However, interest rate changes generally affect interest income on prime based loans and overnight deposits almost immediately, while the impact on interest expense on customer deposits is more gradual due to fixed term certificates of deposit and the highly competitive environment in which the Company operates.  The Company anticipates that the current falling rate environment will continue to put downward pressure on short term interest rates.   This decreasing interest rate environment has resulted in pricing pressure on the Bank’s deposit accounts as it attracts new customers and retains existing customers.

Managing Non-Interest Expenses. Our non-interest expenses amounted to $10.3 million and $9.8 million for the years ended December 31, 2008 and 2007, respectively.  The increase was primarily due to a $219,000 or 4.0% increase in salary and employee benefits and a $146,000 or 45.6% increase in advertising and marketing expenses. The increase in salaries and employee benefits was attributed to a higher level of staff members and annual increases in employees’ salaries.   The increase in advertising and marketing was attributed to the Company’s focus on cable television, media and newspaper advertising to increase the Bank’s visibility.

Critical Accounting Policies

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements included elsewhere herein.  These policies are described in Note 2 of the notes to our consolidated financial statements.  The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented.  The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported consolidated financial results.  These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

Other than Temporary Impairment of Securities.  The Company is required to perform periodic reviews of individual securities in its investment portfolio to determine whether a decline in the fair value of a security is other than temporary.  A review of other-than-temporary impairment requires the Company to make certain judgments regarding the nature of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery and the Company’s intent and ability to hold the security.  Management evaluates securities for other than temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluations.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  If the decline in the market value of a security is determined to be other than temporary we would recognize the decline as a realized loss on the income statement.

Financial Condition

The Bank’s total assets decreased $357,000 or 0.10% to $424.1 million at December 31, 2008, compared to $424.5 million at December 31, 2007.  This decrease can be attributed to a $13.8 million or 32.7% decrease in cash and cash equivalents, a $7.8 million or 17.1% decrease in investment securities available for sale, and a $3.7 million or 10.4% decrease in mortgage backed securities.  These decreases were offset by a $21.5 million or 8.4% increase in loans receivable and a $2.0 million or 9.0% increase in investment securities held to maturity.  The decrease in cash and cash equivalents was due to the funding of new loans as well as the increase in investment securities held to maturity.  The decrease in investment securities available for sale was primarily due to sales, calls and maturities within the portfolio and the Bank not reinvesting in these instruments at the same levels of the calls and maturities.  The decrease in mortgage backed securities was due to principal repayments which exceeded new purchases.  The proceeds from these principal repayments on mortgage-backed securities as well as calls and maturities on investment securities available for sale were used to fund loan growth.  New loan production amounted to $75.1 million for 2008 and included $29.1 million in residential and consumer lending, $28.6 million in commercial and business lending and $17.4 million in real estate construction lending. In addition, the Bank generally sells all fixed-rate residential loan originations, including servicing, with terms of 15 years or more in the secondary market. Such loans sold amounted to $1.4 million in 2008.  The Bank’s net loans receivable outstanding at December 31, 2008 grew $21.5 million or 8.4% to $278.4 million as compared to $256.9 million at December 31, 2007.  The Bank remains committed to continuing its lending emphasis on developing and growing new and existing relationships with both retail and commercial customers.

Total liabilities increased $2.2 million or 0.6% to $375.2 million at December 31, 2008, compared to $373.0 million at December 31, 2007.  This increase was primarily due to an increase of $4.1 million or 1.3% in interest bearing deposits.  The increase was partially offset by a $3.2 million or 19.2% decrease in non interest-bearing deposits.  Stockholders’ equity decreased $2.6 million or 5.0% to $48.9 million as of December 31, 2008 compared to $51.5 million at December 31, 2007.  Beginning January 31, 2008, the Company commenced a stock repurchase program and has repurchased 267,324 shares of common stock at an average price of $8.93 per share, which decreased stockholders’ equity by $2.4 million.

The Bank’s nonperforming assets, which consist of nonaccruing loans, accruing loans 90 days or more delinquent and other real estate owned (which includes real estate acquired through, or in lieu of, foreclosure) increased to $7.0 million or 1.65% of total assets at December 31, 2008 from $2.1 million or 0.49% of total assets at December 31, 2007.  At December 31, 2008, the Bank’s $7.0 million of nonperforming assets consisted of $1.8 million of accruing loans 90 days or more delinquent, $5.2 million of nonaccrual loans and no OREO.  At December 31, 2008, nonperforming loans consisted of $2.5 million in single-family residential real estate loans, $3.6 million in commercial real estate loans, $896,000 in real estate construction loans, and $75,000 in consumer and other loans.  The Bank’s management continues to aggressively pursue the collection and resolution of all delinquent loans.  At December 31, 2007, nonperforming loans consisted of $1.7 million in single-family residential real estate loans, $416,000 in commercial real estate loans, and $32,000 in consumer and other loans.  The Bank’s management continues to aggressively pursue the collection and resolution of all delinquent loans.

At December 31, 2008, the Bank’s total allowance for loan losses amounted to $3.2 million, as compared to $2.8 million at December 31, 2007.  The increase was due to $585,000 in provisions to maintain an appropriate allowance level in light of factors such as the level of nonperforming loans and the current economic environment.

In addition, in 2008, the Bank’s net charge-offs amounted to $247,000.  At December 31, 2008, the Bank’s allowance for loan losses amounted to 45.3% of total nonperforming loans and 1.13% of total loans receivable, as compared to 135.0% and 1.09%, respectively, at December 31, 2007.   The decrease in the allowance for loan losses to total nonperforming loans was due to our analysis of the underlying real estate collateral securing these loans which warranted little in additional reserves in most cases.

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

Results of Operations

General.  The Bank recorded net income of $605,000 for the year ended December 31, 2008 as compared to net income of $1.1 million in 2007.  Net interest income increased $500,000 for the year ended December 31, 2008, compared to 2007, primarily due to a $2.3 million decrease in interest expense as a result of decreasing interest rates paid on deposits during 2008. During 2008, the Federal Reserve Board reduced the key short-term rate seven times from 4.25% at December 31, 2007 to a range of 0% to 0.25% at December 31, 2008.  Other income decreased $243,000 or 50.2% for the year ended December 31, 2008, compared to 2007.  This decrease is primarily attributable to a $157,000 loss on sale of investment securities.  Other expenses increased by $495,000 or 5.1% for the year ended December 31, 2008, compared to 2007.  This increase is primarily due to increases in salaries and employee benefits expense and an increase in advertising and marketing when comparing 2008 to 2007.  The increase in salaries and employee benefits was attributed to a higher level of staff members and annual increases in employees’ salaries.  The increase in advertising and marketing was attributed to the Company’s focus on cable television, media and newspaper advertising to increase the Banks visibility. The provision for loan losses increased $465,000 primarily due to increases in loans receivable and nonperforming loans.  For 2008, the Company recorded a $411,000 income tax benefit compared to a $157,000 tax benefit for 2007.  The income tax benefit increased due to a lower amount of pretax income for the year ended December 31, 2008, compared to 2007.

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

	At Dec. 31,	Year Ended December 31,
	2008	2008			2007			2006
	Yield/	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in Thousands)	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans receivable (1) (2)	6.20%	$271,859	$17,485	6.43%	$247,157	$16,966	6.86%	$232,520	$15,534	6.68%
Mortgage-backed securities	4.80	32,531	1,493	4.59	39,660	1,816	4.58	47,342	2,184	4.61
Investment securities (4)	5.11	59,568	2,852	4.79	64,983	3,333	5.13	70,927	3,219	4.54
Other interest-earning assets	0.39	36,021	712	1.98	46,200	2,225	4.82	18,532	815	4.40
Total interest-earning assets	5.61	399,979	22,542	5.64	398,000	24,340	6.12	369,321	21,752	5.89
Noninterest-earning assets		23,028			22,741			20,942
Total assets		$423,007			$420,741			$390,263

Interest-bearing liabilities:
Deposits	2.42	$314,457	9,331	2.97	$310,112	11,618	3.75	$285,768	8,350	2.92
FHLB advances and other borrowings	6.30	37,815	2,370	6.27	37,356	2,381	6.37	47,990	2,981	6.21
Total interest-bearing liabilities	2.82	352,272	11,701	3.32	347,468	13,999	4.03	333,758	11,331	3.39
Noninterest-bearing liabilities		20,883			24,800			22,617
Total liabilities		373,155			372,268			356,375
Stockholders’ equity		49,852			48,473			33,888
Total liabilities and stockholders’ equity		$423,007			$420,741			$390,263

Net interest-earning assets		$47,707			$50,532			$35,563
Net interest income/interest rate spread	2.79%		$10,841	2.32%		$10,341	2.09%		$10,421	2.50%
Net yield on interest-earning assets (3) (4)				2.72%			2.60%			2.82%
Ratio of interest-earning assets to interest-bearing liabilities				113.54%			114.54%			110.66%

(1)          Includes loans held for sale.

(2)          Nonaccrual loans and loan fees have been included.

(3)          Net interest income divided by interest-earning assets.

(4)          The indicated yields are not reflected on a tax equivalent basis.

Rate/Volume analysis.  The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Bank’s interest income and expense during the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume), and (iii) total change in rate and volume.  The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	Year Ended December 31,
	2008 vs. 2007
	Increase
	(Decrease) Due To
			Total
			Increase
(Dollars in Thousands)	Rate	Volume	(Decrease)
Interest-earning assets:

Loans receivable	$(1,368)	$1,887	$519
Mortgage-backed securities	4	(327)	(323)
Investment securities	(211)	(270)	(481)
Other interest-earning assets	(1,233)	(280)	(1,513)
Total interest-earning assets	(2,809)	1,011	(1,798)

Interest-bearing liabilities:

Deposits	(2,417)	130	(2,287)
FHLB advances and other borrowings	(39)	29	(11)
Total interest-bearing liabilities	(2,445)	148	(2,297)

Increase (decrease) in net interest income	$(364)	$863	$500

Net Interest Income.  Net interest income is determined by the Bank’s interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income increased $500,000 or 4.8% to $10.8 million for the year ended December 31, 2008 compared to 2007. This increase was primarily due to a decrease in rates paid on interest bearing deposits and an increase in interest income on loans, partially offset by a decrease in the interest income on investment securities and a decrease in the interest income on balances from depository institutions.

Interest and Dividend Income.  Interest income decreased $1.8 million or 7.4% to $22.5 million for the year ended December 31, 2008, compared to the same period in 2007.  The decrease was primarily due to a $1.5 million or 68.0% decrease in interest income on balances due from depository institutions, a $481,000 or 14.4% decrease in interest income on investment securities, and a $323,000 or 17.7% decrease in interest income earned on mortgage backed securities.  These decreases were offset by a $519,000 or 3.1% increase in interest income earned on loans.  The decrease in interest due from depository institutions was due to a $10.2 million or 22.0% decrease in the average balance of balances due from depository institutions and a 284 or 59.0% basis point (one basis point is equal to 1/100 of a percent) decrease in the average yield earned on balances due from depository institutions.  The decrease in interest income on investment securities was due to a $5.4 million or 8.3% decrease in average balance of investment securities and a 34 or 6.6% basis point decrease in the average yield earned on investment securities.  The decrease in interest income on mortgage backed securities was primarily due to a $7.1 million or 18.0% decrease in the average balance of mortgage backed securities, partially offset by a 1 or 0.2% basis point increase in the average yield earned on mortgage backed securities.  The increase in interest income on loans was primarily due to a $24.7 million or 10.0% increase in the average balance of loans outstanding, partially offset by a 43 or 6.3% basis point decrease in the average yield earned on loans.

Interest Expense.  Interest expense decreased $2.3 million or 16.4% to $11.7 million for the year ended December 31, 2008, compared to the same period in 2007.  This decrease was primarily due to a decrease of $2.3 million or

19.7% in interest expense on deposits and a decrease of $11,000 or 0.4% in interest expense on FHLB advances and other borrowings.  The decrease in interest expense on deposits was primarily due to a 78 or 20.8% basis point decrease in the average rate paid partially offset by a $4.3 million or 1.4% increase in the average balance outstanding.  The decrease in interest expense on FHLB advances and other borrowings was due to an 11 or 1.7% basis point decrease in the average rates paid, partially offset by $459,000 or 1.2% increase in the average balance outstanding.

Provision for Loan Losses.  The Bank establishes provisions for loan losses, which are charges to operating results, in order to maintain a level of total allowance for loan losses that management believes, to the best of its knowledge, covers all known and inherent losses that are both probable and reasonably estimable, at each reporting date.  The allowance is based upon an assessment of prior loss experience, the volume and type of lending conducted by the Bank, industry standards, past due loans, current economic conditions in the Bank’s market area and other factors related to the collectibility of the Bank’s loan portfolio.  The provision for loan losses amounted to $585,000 and $120,000 for the years ended December 31, 2008 and 2007, respectively.

Other Income.  Total other income decreased $243,000 or 50.2% to $241,000 for the year ended December 31, 2008, compared to the same period in 2007.  This decrease is primarily attributed to a $157,000 loss on sale of securities from the sale of approximately $15.8 million of certain mutual funds.  During 2008, the Company recognized $882,000 in impairment charges on these mutual funds compared to an $860,000 impairment in 2007.  The Company attributes the lower valuations of these mutual funds to a significant widening of spreads primarily due to the mortgage-related securities underlying these funds.  This spread differential is primarily due to the general lack of investor interest for these type of securities in the current market environment.  In 2007, the Bank recognized a gain on sale of other real estate owned of $21,000 compared to no gain or loss for the comparable period in 2008.  The Bank has collected a management fee from Alliance Mutual Holding Company which reimburses the Bank for certain salary and overhead costs the Bank incurs on behalf of the mutual holding company.  The management fees for 2008 and 2007 were $384,000 and $420,000, respectively.

Other Expenses.  Our non-interest expenses amounted to $10.3 million and $9.8 million for the years ended December 31, 2008 and 2007, respectively.  The increase in 2008 was primarily due to a $219,000 or 4.0% increase in salary and employee benefits and a $145,000 or 45.6% increase in advertising and marking expenses.  The increase in salaries and employee benefits was attributed to a higher level of staff members and annual increases in employees’ salaries.   The increase in advertising and marketing was attributed to the Company’s focus on cable television, media and newspaper advertising to increase the Bank’s visibility.

Income Tax Expense (Benefit).  Income tax benefit amounted to $411,000 and $157,000 for the years ended December 31, 2008 and 2007, respectively, resulting in effective tax rates of (211.6)% and (17.5)%, respectively.  The increase in income tax benefit for the year ended December 31, 2008 was primarily due to lower pre-tax income in 2008 compared to 2007 and by higher tax-exempt income from securities when compared to 2007.  The negative effective tax rates primarily resulted from tax exempt income from Bank-owned life insurance and certain tax-exempt securities purchased by the Bank.

Liquidity and Capital Resources

The Bank’s liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations.  The Bank’s primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations.  Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition.  After the completion of its reorganization and stock offering in January of 2007, the Bank’s liquidity and capital position were further strengthened resulting from $16.5 million in net proceeds from the stock offering.  The Bank attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors.  Any excess funds are invested in overnight and other short-term interest-earning accounts.  The Bank generates cash flow through the retail deposit market, its traditional funding source, for use in investing activities.  In addition, the Bank may utilize borrowings such as Federal Home Loan Bank advances for liquidity or profit enhancement.  At December 31, 2008, the Bank had $37.0 million of outstanding advances and $147.7 million of additional borrowing capacity from the FHLB of Pittsburgh.  The Bank is reviewing its continued utilization of advances from the FHLB as a source of funding based upon recent decisions by the FHLB to suspend the dividend on, and restrict the repurchase of, FHLB stock.  FHLB stock is required to be held when advances from the FHLB are taken.  Further, the Bank has access to the Federal Reserve Bank discount window.  At December 31, 2008, the Bank had no such funds outstanding from the Federal Reserve Bank.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Bank.  At December 31, 2008, the total approved loan commitments outstanding amounted to $6.4 million.  At the same date, commitments under unused lines of credit amounted to $31.6 million.  Certificates of deposit scheduled to mature in one year or less at December 31, 2008, totaled $155.6 million.  Management believes that a significant portion of maturing deposits will remain with the Bank.  Investment and mortgage-backed securities totaled $94.0 million at December 31, 2008, of which $7.9 million are scheduled to mature or reprice in one year or less.  The Bank anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

Bank Regulatory Capital Requirements

The following table summarizes the Bank’s total stockholder’s equity, FDIC regulatory capital, total FDIC risk-based assets, leverage and risk-based regulatory ratios at December 31, 2008.

(Dollars in Thousands)

Total stockholder’s equity or GAAP capital (Bank)	$44,419
FDIC adjustment for securities available-for-sale	(626)
FDIC adjustment for retirement plans	1,556
FDIC tier 1 capital	45,349
Plus: FDIC tier 2 capital (1)	3,169
Total FDIC risk-based capital	$48,518

FDIC quarterly average total assets for leverage ratio	$425,183
FDIC net risk-weighted assets	277,670

FDIC leverage capital ratio	10.67%
Minimum requirement (2)	4.00% to 5.00%

FDIC risk-based capital - tier 1	16.33%
Minimum requirement	4.00%

FDIC total risk-based capital (tier 1 & 2)	17.47%
Minimum requirement	8.00%

(1) Tier 2 capital consists entirely of the allowable portion of the allowance for loan losses, which is limited to 1.25% of total risk-weighted assets as detailed under regulations of the FDIC.

(2) The FDIC has indicated that most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional cushion of 100 to 200 basis points. As of December 31, 2008, the Bank had not been advised of any additional requirements in this regard.

Recent Accounting Pronouncements

FASB statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for any business combinations after December 31, 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2009. The implementation of this standard is not expected to have an impact on the Company’s consolidated financial position or results of operations.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”.  This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

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

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Alliance Bancorp, Inc. of Pennsylvania

We have audited the accompanying consolidated statement of financial condition of Alliance Bancorp, Inc. of Pennsylvania and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related statements of income, changes in stockholders’ equity and cash flows for the years then ended. Alliance Bancorp, Inc. of Pennsylvania’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bancorp, Inc. of Pennsylvania and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Malvern, Pennsylvania
March 12, 2009

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
	2008	2007
Assets

Cash and cash due from depository institutions	$7,849,024	$3,917,772
Interest bearing deposits with depository institutions	20,458,632	38,161,428
Total cash and cash equivalents	28,307,656	42,079,200

Investment securities available for sale	37,814,226	45,613,876
Mortgage-backed securities available for sale	31,920,757	35,631,823
Investment securities held to maturity (fair value - 2008, $23,958,326; 2007, $22,826,715)	24,255,762	22,247,271
Loans receivable - net of allowance for loan losses - 2008, $3,169,118; 2007, $2,831,065	278,436,554	256,932,165
Accrued interest receivable	2,028,079	1,931,991
Premises and equipment - net	2,764,353	2,910,122
Federal Home Loan Bank (FHLB) stock-at cost	2,438,800	2,310,100
Bank owned life insurance	10,830,059	10,463,139
Deferred tax asset	4,328,167	3,588,683
Prepaid expenses and other assets	985,253	758,190

Total Assets	$424,109,666	$424,466,560

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing deposits	$13,609,911	$16,839,970
Interest bearing deposits	318,091,491	313,947,684
Total deposits	331,701,402	330,787,654

Demand notes issued to the U.S. Treasury	197,810	42,149
FHLB advances	37,000,000	37,000,000
Accrued expenses and other liabilities	6,311,416	5,178,473

Total liabilities	375,210,628	373,008,276

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Common stock, $.01 par value; shares authorized 15,000,000-shares issued and outstanding - 2008, 6,957,676; 2007, 7,225,000	72,250	72,250
Additional paid-in capital	24,029,125	24,041,025
Retained earnings - partially restricted	28,836,350	28,974,883
Unearned shares held by ESOP	(722,664)	(843,108)
Accumulated other comprehensive loss	(930,044)	(786,766)
Treasury stock, at cost: 2008, 267,324 shares; 2007, -0- shares	(2,385,979)	—

Total stockholders’ equity	48,899,038	51,458,284

Total Liabilities and Stockholders’ Equity	$424,109,666	$424,466,560

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2008	2007

Interest and Fees and Dividend Income
Loans	$17,485,366	$16,965,603
Mortgage-backed securities	1,493,761	1,815,539
Investment securities:
Taxable	1,379,451	1,146,983
Tax – exempt	1,091,068	1,058,705
Dividends	381,375	1,128,077
Balances due from depository institutions	711,672	2,225,217
Total interest and dividend income	22,542,693	24,340,124

Interest Expense
Deposits	9,330,875	11,618,158
FHLB advances and other borrowed money	2,370,614	2,380,488
Total interest expense	11,701,489	13,998,646

Net Interest Income	10,841,204	10,341,478
Provision for Loan Losses	585,000	120,000
Net Interest Income After Provision for Loan Losses	10,256,204	10,221,478

Other Income
Service charges on deposit accounts	352,123	345,804
Management fees	384,000	420,000
Other fee income	169,408	158,351
Gain on sale of loans	6,524	30,090
Loss on sale of investment securities, net	(157,349)	—
Gain on sale of OREO	—	20,689
Impairment charge on investment securities	(882,202)	(859,538)
Increase in cash surrender value of bank owned life insurance	366,920	360,427
Other	1,439	8,091
Total other income	240,863	483,914

Other Expenses
Salaries and employee benefits	5,715,821	5,496,754
Occupancy and equipment	1,967,589	1,910,554
Advertising and marketing	466,181	320,244
Professional fees	438,407	434,497
Loan and OREO expense	38,256	43,783
Directors fees	249,560	225,000
Other noninterest expense	1,427,219	1,376,861
Total other expenses	10,303,033	9,807,693

Income Before Income Tax Benefit	194,034	897,699

Income Tax Benefit	(410,600)	(157,243)

Net Income	$604,634	$1,054,942

Basic Earnings per Share	$0.09	$0.15

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2008 and 2007

	Common Stock	Additional Paid-in Capital	Treasury Stock	Partially Restricted Retained Earnings	Unearned shares held by ESOP	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity	Comprehensive Income

Balance, January 1, 2007	$34,414	$7,598,062	$—	$28,537,679	$—	$(2,670,189)	$33,499,966

Proceeds from the sale of common stock, net	37,836	16,446,963					16,484,799
Common stock acquired by ESOP					(903,330)		(903,330)
ESOP shares committed to be released		(4,000)			60,222		56,222
Net income				1,054,942			1,054,942	$1,054,942
Dividends declared-$0.19 per share				(617,738)			(617,738)
Change in liability for retirement plans, net of tax						542,999	542,999	542,999
Change in net unrealized gain on securities available for sale-net of tax (1)						1,340,424	1,340,424	1,340,424
Balance, December 31, 2007	72,250	24,041,025	—	28,974,883	(843,108)	(786,766)	51,458,284	2,938,365

ESOP shares committed to be released		(11,900)			120,444		108,544
Net income				604,634			604,634	604,634
Dividends declared-$0.24 per share				(743,167)			(743,167)
Acquisition of treasury stock (267,324 shares)			(2,385,979)				(2,385,979)
Change in liability for retirement plans, net of tax						(655,018)	(655,018)	(655,018)
Change in net unrealized gain on securities available for sale-net of tax (1)						511,740	511,740	511,740
Balance, December 31, 2008	$72,250	$24,029,125	$(2,385,979)	$28,836,350	$(722,664)	$(930,044)	$48,899,038	$461,356

(1)	Disclosure of reclassification, net of tax for years ended:

	2008	2007
Net unrealized (losses) gains arising during the year	$(174,363)	$773,129
Add: reclassification adjustment for impairment charge included in net income (net of tax benefit of $299,949 and $292,243, respectively)	582,253	567,295
Add: reclassification adjustment for net losses included in net income (net of tax benefit of $53,499 and $0, respectively)	103,850	—

Change in net unrealized gain (losses) on securities available for sale	$511,740	$1,340,424

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007
Operating Activities
Net income	$604,634	$1,054,942
Adjustments to reconcile net income to cash provided by operating activities:
Provision for:
Loan losses	585,000	120,000
Depreciation and amortization	686,083	655,045
Gain on sale of loans	(6,524)	(30,090)
Impairment charge on investment securities	882,202	859,538
Loss on sale of investment securities	157,349	—
ESOP shares committed to be released	108,544	56,222
Gain on sale of OREO	—	(20,689)
Origination of loans held for sale	(1,328,000)	(4,760,700)
Deferred tax benefit	(665,676)	(679,378)
Proceeds from loans sold in the secondary market	1,334,524	4,761,794
Changes in assets and liabilities which provided (used) cash:
Accrued expenses and other liabilities	140,491	163,141
Prepaid expenses and other assets	(227,063)	877,559
Increase in cash surrender value of bank owned life insurance	(366,920)	(360,427)
Accrued interest receivable	(96,088)	(391)
Net cash provided by operating activities	1,808,556	2,296,566

Investing Activities
Purchase of investment securities-available for sale	(29,500,000)	(27,980,000)
Purchase of investment securities-held to maturity	(4,000,000)	—
Purchase of mortgage-backed securities	(4,340,000)	—
Loans originated and acquired	(73,732,689)	(72,272,204)
Proceeds from maturities and calls of investment securities	20,675,000	19,639,274
Proceeds from the sale of investment securities available for sale	18,145,482	—
(Purchase) redemption of FHLB stock	(128,700)	238,400
Principal repayments of:
Loans	51,643,300	51,002,441
Mortgage-backed securities	8,257,558	8,959,053
Purchase of premises and equipment	(540,314)	(421,927)
Proceeds from sale of OREO	—	153,316
Net cash used in investing activities	(13,520,363)	(20,681,647)

Financing Activities
Dividends paid	(743,167)	(617,738)
Increase (decrease) in deposits	913,748	(3,014,284)
Purchase of treasury stock	(2,385,979)	—
Proceeds from sale of common stock	—	16,484,799
Stock acquired by ESOP	—	(903,330)
Increase in demand notes issued to the U.S. Treasury	155,661	4,116
Repayments of FHLB advances	—	(171,822)
Net cash (used in) provided by financing activities	(2,059,737)	11,781,741

Decrease in Cash and Cash Equivalents	(13,771,544)	(6,203,340)
Cash and Cash Equivalents, Beginning of Year	42,079,200	48,282,540
Cash and Cash Equivalents, End of Year	$28,307,656	$42,079,200

Supplemental Disclosures of Cash Flow Information-
Cash paid during the period for:
Interest	$11,752,387	$13,997,501
Income taxes	$400,000	$450,000

Supplemental Disclosure of Noncash Investing Activity-
Loans receivable transferred to other real estate owned	$—	$132,627

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

On June 5, 2006, the Bank announced its decision to form a mid-tier stock holding company and to offer and sell additional shares. The Boards of Directors of the Bank and the Holding Company adopted an Agreement and Plan of Reorganization (“Reorganization Plan”) and a Plan of Additional Stock Issuance (“Stock Plan”) pursuant to which (i) a mid-tier stock holding company, Alliance Bancorp, Inc, of Pennsylvania (“Alliance Bancorp” or the “Company”) was formed; (ii) the issued and outstanding shares of common stock of the Bank were exchanged for shares of common stock of Alliance Bancorp; and (iii) additional shares of Alliance Bancorp were offered and sold to certain depositors of the Bank and others in accordance with the Stock Plan, and applicable federal banking regulation. As part of the Reorganization Plan, the Holding Company converted to a federal charter and changed its name to Alliance Mutual Holding Company.

Alliance Bancorp filed a registration statement with the Securities and Exchange Commission with respect to the stock offering. Proxy and offering materials setting forth detailed information relating to the Reorganization Plan and Stock Plan were sent to shareholders of the Bank for their consideration and approval. Shareholders of the Bank approved the Reorganization Plan at a special meeting of shareholders held on December 15, 2006.  The reorganization and stock offering were completed on January 30, 2007.  In the offering, Alliance Bancorp sold 1,807,339 shares of common stock at a purchase price of $10.00 per share and realized $16.5 million in net offering proceeds.  In addition, Alliance Bancorp issued 5,417,661 shares of common stock in exchange for former outstanding shares of the Bank.  Each share of the Bank’s common stock was converted into 2.09945 of common stock shares of Alliance Bancorp.  Lastly, an Employee Stock Ownership Program (ESOP) was established and the Bank borrowed $903,330 from Alliance Bancorp to purchase 90,333 shares of common stock.  Principal and interest payments of the loan will be made quarterly over a term of 8 years at an interest rate of 8.25%.

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

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities.  It also requires the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the potential impairment of FHLB stock, the valuation of deferred tax assets, liability and expense of employee benefit obligations, and evaluation of investment securities for other than temporary impairment.

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

The Bank operates only in the U.S. domestic market, primarily in Pennsylvania’s Delaware and Chester Counties.  For the years ended December 31, 2008 and 2007 there was no one customer that accounted for more than 10% of the Bank’s revenue.

Cash and Cash Equivalents — For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits with depository institutions.  As of December 31, 2008 and 2007, the Bank’s minimum reserve balance with the Federal Reserve Bank was $2,325,000, and $2,868,000, respectively.

Investment and Mortgage-Backed Securities - The Bank classifies and accounts for debt and equity securities as follows:

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

	December 31, 2008
	Less than 12 Months		12 Months or Longer			Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale
U.S. Government obligations	$1,987	$13	$—	$—	$1,987	$13
Mortgage-backed securities	2,594	70	4,407	86	7,001	156

Total securities available for sale	$4,581	$83	$4,407	$86	$8,988	$169

Securities Held to Maturity
Municipal obligations	$9,192	$443	$1,559	$162	$10,751	$605

	December 31, 2007
	Less than 12 Months		12 Months or Longer			Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale
U.S. Government obligations	$—	$—	$1,998	$1	$1,998	$1
Mortgage-backed securities	3,440	7	15,028	225	18,468	232

Total securities available for sale	$3,440	$7	$17,026	$226	$20,466	$233

Securities Held to Maturity
Municipal obligations	$1,014	$12	$1,389	$31	$2,403	$43

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

As of December 31, 2008 management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of December 31, 2008, there were 2 U.S. government obligations, 17 mortgage-backed securities, and 17 municipal obligations, which were in an unrealized loss position.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of December 31, 2008 represents an other-than-temporary impairment.

During 2007, due to a decline in the fair value of the Company’s investment in a $20 million mutual funds portfolio, the Company identified the impairment of these securities as other than temporary and recorded a loss of $860,000 as a charge against operating results.  During 2008, the Company recorded an additional $882,000 of impairment charges on these securities as a charge against operating results.  In April and July of 2008, the Company sold approximately $15.5 million and $254,000, respectively, of the mutual funds and recorded pretax losses on the sale of securities of $153,000 and $4,000, respectively.  In August of 2008, the remaining $2.7 million of mutual funds were sold at fair value to Alliance Mutual Holding Company.

Federal Home Loan Bank Stock, Federal Home Loan Bank (“FHLB”) Stock, which represents required investment in the common stock of a correspondent bank, is carried at cost. In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.

Management evaluates the FHLB stock for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the FHLB stock as of December 31, 2008.

Loans - The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans in southeastern Pennsylvania. The ability of the Bank’s debtors to honor their contract is dependent upon real estate and general economic conditions. Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The Bank defers all loan fee income, net of certain direct loan origination costs. The balance is accreted into income as a yield adjustment over the life of the loan using the interest method.

Allowance for Loan Losses - The allowance for loan losses is increased by charges to income and decreased by chargeoffs (net of recoveries).  Allowances are provided for specific loans when losses are probable and can be estimated.  When this occurs, management considers the remaining principal balance, fair value and estimated net realizable value of the property collateralizing the loan.  Current and future operating and/or sales conditions are also considered.  These estimates are susceptible to changes that could result in material adjustments to results of operations.  Recovery of the carrying value of such loans is dependent to a great extent on economic, operating and other conditions that may be beyond management’s control.

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

Accrued Interest Receivable - Interest on loans is recognized as earned.  Accrual of loan interest is discontinued and a reserve established on existing accruals if management believes that after considering collateral value, economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful.

Purchase Discounts and Premiums — Purchase discounts and premiums on loans and mortgage-backed securities purchased are amortized over the expected average life of the loans and securities using the interest method.  The mortgage-related securities of the Bank which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts.

Other Real Estate Owned - Other real estate acquired through, or in lieu of, foreclosure is initially recorded at fair value at the date of acquisition, establishing a new cost basis.  Revenues and expenses from operations are included in other income and other expense.  Additions to the valuation allowance are included in other expense.  Subsequent to foreclosure, valuations are periodically performed by management and an allowance for losses is established, if necessary, by a charge to operations if the carrying value of a property exceeds its estimated fair value less estimated costs to sell.

Bank-Owned Life InsuranceThe Bank is the beneficiary of insurance policies on the lives of officers of the Bank. The Bank has recognized the amount that could be realized under the insurance policies as an asset in the consolidated statements of financial condition.

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

Income Taxes - Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

The Bank has also entered into a tax sharing agreement (under the Internal Revenue Section 1552) with the Company and Alliance Delaware Corporation.  The agreement provides that the tax liability shall be apportioned among the members of the group in accordance with the ratio which that portion of the consolidated taxable income attributed to each member of the group having taxable income bears to the consolidated taxable income.  The Bank had $3,600 and $-0- due to the Company at December 31, 2008 and 2007, respectively.

Transfers of Financial Assets, Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Employee Benefit Plans, The Bank’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes. The Bank may elect to match employee contributions, as a profit sharing payment, up to a specified percentage of their respective salaries in an amount determined annually by the Board of Directors. The Company’s profit sharing contribution related to the plan resulted in expenses of $100,000 and $108,000 for 2008, and 2007, respectively.

The Bank also maintains a Supplemental Executive and a Retirement Income Plan (the “Plans”). The accrued amount for the Plans included in other liabilities was $3.4 million and $3.0 million at December 31, 2008 and 2007, respectively. The expense associated with the Plans for the years ended December 21, 2008, and 2007 was $521,000, and $535,000, respectively.

Advertising Costs, The Bank follows the policy of charging the costs of advertising to expense as incurred.

Earnings per Share - There are no convertible securities which would affect the net income (numerator) in calculating basic earnings per share.  Basic earnings per share data are based on the weighted-average number of shares outstanding during each period.  Diluted earnings per share is further adjusted for potential common shares that were dilutive and outstanding during the period.  At the present time, the Bank’s capital structure has no potential dilutive securities.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic earnings per share computation.

	For the Years
	Ended December 31,
	2008	2007

Net Income	$604,634	$1,054,942

Weighted average shares outstanding	7,045,768	7,225,000
Average unearned ESOP shares	(78,289)	(87,322)
Weighted average shares outstanding – basic	6,967,479	7,137,678

Basic earnings per share	$0.09	$0.15

Comprehensive Income — The Bank is required to present, as a component of comprehensive income, the amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly to stockholders’ equity.

Recent Accounting Pronouncements - FASB statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for any business combinations after December 31, 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on January 1, 2009. The implementation of this standard is not expected to have an impact on the Company’s consolidated financial position or results of operations.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”.  This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

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

	December 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for Sale

Obligations of U.S. Government agencies:
Due 1 year or less	$998,087	$33,793	—	$1,031,880
Due after 1 year through 5 years	1,000,000	22,190	—	1,022,190
Due after 5 years through 10 years	17,988,290	238,871	$(10,940)	18,216,221
Due after 10 years	17,461,414	84,341	(1,820)	17,543,935

Total	$37,447,791	$379,195	$(12,760)	$37,814,226

	December 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held to Maturity

Municipal Obligations:
Due after 5 years through 10 years	$7,638,991	$100,336	$(68,254)	$7,671,073
Due after 10 years	16,616,771	207,481	(536,999)	16,287,253

Total	$24,255,762	$307,817	$(605,253)	$23,958,326

	December 31, 2007
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for Sale

Obligations of U.S. Government agencies:
Due 1 year or less	$999,688	—	$(978)	$998,710
Due after 1 year through 5 years	12,995,537	$72,872	—	13,068,409
Due after 5 years through 10 years	8,995,000	59,670	(310)	9,054,360
Due after 10 years	3,343,803	6,305	—	3,350,108
Mutual funds	19,142,289	—	—	19,142,289

Total	$45,476,317	$138,847	$(1,288)	$45,613,876

	December 31, 2007
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held to Maturity

Municipal Obligations:
Due after 5 years through 10 years	$5,364,943	$94,296	—	$5,459,240
Due after 10 years	16,882,328	528,252	$(43,105)	17,367,475

Total	$22,247,271	$622,548	$(43,105)	$22,826,715

Included in obligations of U.S. Government agencies at December 31, 2008 and December 31, 2007, were $17.0 and $16.4 million, respectively, of structured notes.   These structured notes were comprised of step-up bonds that provide the U.S. Government agency with the right, but not the obligation, to call the bonds on certain dates.

For the years ended December 31, 2008 and 2007, proceeds from sales of investment securities available for sale amounted to $18.1 million and $-0-, respectively. For such periods, gross realized gains on sales amounted to $0 and $-0-, respectively, while gross realized losses amounted to $157,349 and $-0-, respectively. The tax expense (benefit) applicable to the net realized gain (loss) amounted to $(53,499) and $-0-, for 2008 and 2007, respectively. Investment securities with an aggregate carrying value of $4.0 million and $8.0 million were pledged as collateral for certain deposits at December 31, 2008 and 2007, respectively.

4.    Mortgage-Backed Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and the fair values of mortgage-backed securities available for sale are as follows:

	December 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$2,541,324	$30,113	$(79,638)	$2,491,799
FHLMC pass-through certificates	12,292,382	352,651	(3,968)	12,641,065
FNMA pass-through certificates	16,505,855	354,950	(72,912)	16,787,893

Total	$31,339,561	$737,714	$(156,518)	$31,920,757

	December 31, 2007
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$3,669,183	$48,210	$(17,734)	$3,699,659
FHLMC pass-through certificates	10,845,779	90,109	(63,857)	10,872,031
FNMA pass-through certificates	21,082,155	128,333	(150,355)	21,060,133

Total	$35,597,117	$266,652	$(231,946)	$35,631,823

At December 31, 2008 and 2007, the Bank had $5.6 million and $2.5 million, respectively, in mortgage-backed securities pledged as collateral for the treasury, tax and loan account and certain deposits.  There were no sales of mortgage-backed securities in 2008 or 2007.

5.    Loans Receivable - Net

Loans receivable consist of the following:

	December 31,
	2008	2007

Real estate loans:
Single-family	$116,682,502	$111,498,538
Multi-family	1,281,274	1,672,707
Commercial	123,465,061	122,702,922
Land and construction	25,260,812	14,591,548
Commercial business	8,985,325	6,924,380
Consumer and other loans	5,936,821	2,367,387
Total loans receivable	281,611,795	259,757,482
Less:
Deferred (fees) costs	(6,123)	5,748
Allowance for loan losses	(3,169,118)	(2,831,065)
Loans receivable - net	$278,436,554	$256,932,165

The Bank originates loans to customers located primarily in Southeastern Pennsylvania. This geographic concentration of credit exposes the Bank to a higher degree of risk associated with this economic region. In addition, the Bank participates in the origination and sale of fixed-rate single-family residential mortgage loans in the secondary market. The Bank recognized gains from the sale of such loans of $6,524 and $30,090, for the years ended December 31, 2008 and 2007, respectively.  Servicing was released upon sale.

Following is a summary of changes in the allowance for loan losses:

	Year Ended
	December 31,
	2008	2007

Balance, beginning of year	$2,831,065	$2,719,418
Provision charged to operations	585,000	120,000
Charge-offs	(365,823)	(13,668)
Recoveries	118,876	5,315

Balance, end of year	$3,169,118	$2,831,065

Non-performing loans amounted to $7.0 million and $2.1 million at December 31, 2008 and 2007, respectively.  Interest income that would have been recorded during 2008 and 2007, if the Bank’s nonperforming loans at the end of the year had been performing in accordance with their terms was $226,000 and $67,000, respectively.  The amount of interest income that was actually recorded during 2008 and 2007 with respect to such nonperforming loans amounted to approximately $121,000 and $47,000, respectively.  Loans 90 days past due and still accruing were $1.8 million and $595,000 at December 31, 2008 and December 31, 2007, respectively.  Non-accrual loans were $5.2 million and $1.5 million at December 31, 2008 and December 31, 2007, respectively.

At December 31, 2008 and 2007, 100% of impaired loan balances were measured for impairment based on the fair value of the loans’ collateral.

	December 31,
	2008	2007

Impaired loans without a valuation allowance	$1,603,076	$—

Impaired loans with a valuation allowance	$2,844,244	$415,989

Total impaired loans	$4,447,320	$415,989

Valuation allowance related to impaired loans	$255,435	$41,599

	Year Ended
	December 31,
	2008	2007

Average impaired loans	$1,234,174	$34,666
Interest income recognized on impaired loans	35,437	28,289
Interest income recognized on a cash basis on impaired loans	35,437	28,289

From time to time the Bank will grant loans to directors and executive officers of the Bank and Company.  These loans are made under the same terms and underwriting standards as any other customer.  There were outstanding balances of $5.5 million and $871,000 of these loans at December 31, 2008 and December 31, 2007, respectively.  During 2008, there were $4.7 million in new loans and lines of credit issued and $76,000 in principal repayments to directors and executive officers.  At December 31, 2008 there were $2.1 million in unused lines of credit.

6.    Premises and Equipment

Premises and equipment are summarized by major classifications as follows:

	December 31,
	2008	2007

Land and buildings	$4,187,686	$3,887,863
Furniture and fixtures	5,476,947	5,278,330

Total	9,664,633	9,166,193
Accumulated depreciation	(6,900,280)	(6,256,071)

Net	$2,764,353	$2,910,122

Depreciation expense for the years ended December 31, 2008 and 2007 amounted to approximately $686,000 and $655,000, respectively.

7.    Deposits

Deposits consist of the following major classifications:

	December 31,
	2008		2007
	Amount	Percent	Amount	Percent

Money market deposit accounts	$22,501,110	6.8%	$25,104,809	7.6%
Passbook and statement savings accounts	39,378,369	11.9	38,212,311	11.6
Certificates of less than $100,000	167,750,651	50.6	165,511,070	49.9
Certificates of $100,000 or more	40,192,189	12.1	36,348,621	11.0
NOW accounts	48,269,172	14.5	48,770,873	12.8
Non-interest bearing accounts	13,609,911	4.1	16,839,970	7.1

Total	$331,701,402	100.0%	$330,787,654	100.0%

The weighted average cost of interest bearing deposits was 2.97% and 3.45% at December 31, 2008, and 2007, respectively.  Included in non-interest bearing deposits are the deposits of Alliance Mutual Holding Company, a related party, of $2,945,000 and $ 5,712,000 at December 31, 2008 and 2007, respectively.

A summary of certificates by scheduled maturity was as follows:

	December 31, 2008
(Dollars in thousands)	Amount	Percent

2009	$155,631,376	74.8%
2010	38,113,701	18.3%
2011	11,635,272	5.6%
2012	1,634,030	0.8%
2013	593,904	0.3%
Thereafter	334,557	0.2%
Total	$207,942,840	100.0%

A summary of interest expense on deposits was as follows:

	Year Ended December 31,
	2008	2007

Money market deposit accounts	$365,767	$652,442
Other savings deposits	215,242	305,373
Certificates of less than $100,000	6,852,213	8,018,650
Certificates of $100,000 or more	1,159,037	1,414,943
NOW accounts	738,616	1,226,750
Total	$9,330,875	$11,618,158

8.     FHLB Advances

FHLB Advances were summarized as follows:

		Interest	December 31,
	Due	Rate	2008	2007

FHLB convertible advance	07/22/09	6.19	$5,000,000	$5,000,000
FHLB convertible advance	02/03/10	6.05	6,000,000	6,000,000
FHLB convertible advance	05/17/10	6.44	11,000,000	11,000,000
FHLB convertible advance	06/28/10	6.44	10,000,000	10,000,000
FHLB convertible advance	09/22/10	6.10	5,000,000	5,000,000
Total			$37,000,000	$37,000,000

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

The Bank’s unused credit line with the FHLB amounted to approximately $20,000,000 at both December 31, 2008 and 2007, respectively.  In addition to the $20,000,000 credit line with the FHLB, the Company has the ability to borrow an additional $127.4 million and $127.5 million at both December 31, 2008 and December 31, 2007. The weighted average rate on FHLB advances was 6.30% and 6.30% at December 31, 2008 and 2007, respectively.  The advances are collateralized by FHLB stock owned by the Bank in addition to a blanket pledge of eligible assets in an amount required to be maintained so that the estimated fair value of such eligible assets exceeds, at all times, 110% of the outstanding advances.

The following table sets forth certain information regarding borrowed funds at or for the dates indicated:

	At or for the Year Ended December 31,
	(Dollars in Thousands)
	2008	2007

FHLB of Pittsburgh advances:
Average balance outstanding	$37,000	$37,153
Maximum amount outstanding at any month-end during the year	37,100	37,170
Balance outstanding at end of year	37,000	37,000
Weighted average interest rate during the year	6.30%	6.37%
Weighted average interest rate at end of period	6.30%	6.30%

Total borrowings:
Average balance outstanding	$37,815	$37,356
Maximum amount outstanding at any month-end during the year	39,812	38,975
Balance outstanding at end of year	37,198	37,042
Weighted average interest rate during the year	6.27%	6.37%
Weighted average interest rate at end of year	6.30%	6.34%

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

Retained earnings at both December 31, 2008 and 2007 included approximately $7.1 million, representing bad debt deductions, for which no deferred income taxes have been provided.

On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. The implementation of this standard did not have any effect on the Company’s financial position or results of operations.

The Company has no liability recorded related to unrecognized tax positions.  No expense has been recorded or accrued for interest or penalties.

The tax effect of temporary differences that give rise to significant portions of the deferred tax accounts, calculated at 34%, is as follows:

	December 31,
	2008	2007

Deferred tax assets:
Depreciation and amortization	$52,020	$22,440
Allowance for loan losses	1,077,460	962,540
Additional minimum liability for retirement plans	801,309	463,875

Securities impairment	317,900	292,243
Supplemental retirement benefits	1,157,360	1,033,940
Capital loss carryforward	327,760	—
Alternative minimum tax	1,216,000	1,101,000
State tax loss carryfowards	316,225	252,885
Other	106,854	121,415
Total deferred tax assets	5,372,888	4,250,338

Valuation allowance	(316,225)	(252,885)

Deferred tax liabilities:
Deferred loan fees	(103,020)	(104,720)
Pension Plan	(303,280)	(245,480)
Net unrealized gain on securities available for sale	(322,196)	(58,570)
Total deferred tax liabilities	(728,496)	(408,770)

Net deferred tax asset	$4,328,167	$3,588,683

As of December 31, 2008, the Bank had approximately $2.7 million of State NOL carryforwards expiring through 2011.  The Company has recorded a full valuation allowance for these carryforwards as projected State income at the Bank is not anticipated to be sufficient to realize these benefits.

The consolidated benefit for income taxes consisted of the following for the years ended December 31:

	2008	2007

Current	$255,076	$522,135
Deferred	(665,676)	(679,378)

Total	$(410,600)	$(157,243)

The Bank’s federal income tax benefit differs from that computed at the statutory tax rate as follows:

	Year Ended December 31,
	2008		2007
		Percentage		Percentage
		of Pretax		of Pretax
	Amount	Income	Amount	Income

Expense at statutory rate	$65,972	34.0%	$305,218	34.0%
Adjustments resulting from:
Tax-exempt income	(355,300)	(183.1)	(347,400)	(38.7)
Increase in cash surrender value of life insurance	(124,753)	(64.3)	(122,545)	(13.7)
Other	3,481	1.8	7,484	0.9
Income tax benefit per consolidated statements of income	$(410,600)	(211.6)%	$(157,243)	(17.5)%

10.    Commitments and Contingencies

The Bank had approximately $6.4 million and $15.0 million in outstanding loan commitments, excluding unused lines of credit and the undisbursed portion of loans in process, at December 31, 2008 and 2007, respectively, which were expected to fund within the next three months.  In addition, the Bank had $1.3 million and $569,000 in standby letters of credit at December 31, 2008 and 2007, respectively, which were secured by cash, marketable securities and real estate.  All commitments are issued using the Bank’s current loan policies and underwriting guidelines and the breakdown between fixed-rate and adjustable-rate loans is as follows:

	December 31,
	2008	2007

Fixed-rate (ranging from 6.00% to 7.00%)	$3,179,750	$803,275
Adjustable-rate	3,239,675	14,203,545

Total	$6,419,425	$15,006,820

Depending on cash flow, interest rate risk, risk management and other considerations, longer term fixed-rate residential loans are sold in the secondary market.  There were no outstanding commitments to sell loans at December 31, 2008.

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

Expenses related to premises and equipment for 2008 and 2007 were $2.0 million and $1.9 million, respectively.  The Bank maintains offices at nine locations, including seven bank offices which it rents under leases expiring over the next 13 years.  The following is a summary of future minimum rental payments required under all operating leases as of December 31, 2008:

Year Ending December 31,

2009	$441,359
2010	382,717
2011	269,814
2012	196,970
2013	163,750
Thereafter	975,750
Total minimum rental payments	$2,430,360

11.    Retirement Plans

The Bank has a defined benefit pension plan, a profit-sharing plan and a defined contribution plan under Section 401(k) of the Internal Revenue Code, all of which cover all full-time employees meeting certain eligibility requirements.  The plans may be terminated at any time at the discretion of the Bank’s Board of Directors.

Pension expense was $229,506 and $276,504, in 2008 and 2007, respectively.  The contribution for the profit-sharing plan was $100,000 and $108,000, in 2008 and 2007, respectively.  There were no employer contributions to the 401(k) plan in 2008 and 2007.

The net pension costs for the years ended December 31, 2008 and 2007 included the following components:

	2008	2007
Net Periodic Benefit Cost
Service Cost	$295,877	$308,684
Interest Cost	245,762	234,907
Expected Return on Plan Assets	(330,789)	(302,401)
Amortization of Transition Obligation/(Asset)	—	1,754
Amortization of Prior Service Cost	12,685	12,685
Amortization of (Gain)/Loss	5,971	20,875
Net Periodic Benefit Cost	$229,506	$276,504

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net loss/(gain)	$1,264,076	$(404,726)
Amortization of net loss	(5,971)	(20,875)
Amortization of prior service cost	(12,685)	(12,685)
Amortization of transition obligation	—	(1,754)
Total recognized in other comprehensive income (loss)	$1,245,420	$(440,040)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$1,474,926	$(163,536)

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $96,631, and $12,685, respectively.

Key Assumptions
Discount Rate for Net Periodic Benefit Cost	6.00%	5.75%
Salary Scale for Net Periodic Benefit Cost	4.00%	4.00%
Expected Return on Plan Assets	8.00%	8.00%

Discount Rate for Plan Obligations	6.00%	6.00%
Salary Scale for Plan Obligations	4.00%	4.00%

A summary of reconciliation and disclosure information required under FAS 158 for the defined benefit pension plan is as follows:

	2008	2007
Change in Projected Benefit Obligation
Projected Benefit Obligation at Beginning of Year	$4,354,167	$4,334,794
Service Cost	295,877	308,684
Interest Cost	245,762	234,907
Benefits paid	(494,381)	(122,382)
Actuarial (Gain)/Loss	38,169	(401,836)
Projected Benefit Obligation at End of Year	4,439,594	4,354,167

Change in Plan Assets During Year
Fair Value of Plan Assets at Beginning of Year	4,183,373	3,600,464
Actual Return on Plan Assets	(895,118)	305,291
Employer Contributions	400,000	400,000
Benefits Paid	(494,381)	(122,382)
Fair Value of Plan Assets at End of Year	3,193,874	4,183,373

Funded Status at End of Year, included in other liabilities	$(1,245,720)	$(170,794)

Benefit obligations at end of year
Accumulated Benefit Obligation	$3,293,549	$3,281,096

Amounts recognized in accumulated other comprehensive loss
Net loss	$1,745,577	$487,472
Prior service cost	126,852	139,537
Total	$1,872,429	$627,009

Expected Contributions to the Trust

The Bank plans to contribute $400,000 to the Pension Plan in 2009.

Expected Benefit Payments From the Trust

2009	$601,364
2010	69,824
2011	70,769
2012	181,525
2013	411,294
2014-2018	3,066,590

Asset allocation for the pension plan includes equity securities ranging from 55% to 75%, debt securities ranging from 25% to 45% and cash and cash equivalents ranging from 0% to 10%.  The following table shows the asset allocation as of December 31, 2008.

		Percentage of Assets
Investment Class
Fixed Income Investments	$1,173,788	36.8%
Equity Investments	1,597,156	50.0%
Other	422,930	13.2%

Fair Value as of December 31, 2008	$3,193,874	100.0%

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

	Year Ended
	December 31,
	2008	2007
Change in benefit obligation during year

Benefit obligation at beginning of year	$3,778,374	$3,784,500
Service cost	35,116	34,413
Interest cost	221,939	213,043
Benefit payments	(158,792)	(158,532)
Actuarial (gain) loss	11,394	(95,050)
Benefit obligation at end of year	3,888,031	3,778,374

Change in plan assets during year
Fair value of plan assets at beginning of year	—	—
Employer contributions	158,792	158,532
Benefit payments	(158,792)	(158,532)
Fair value of plan assets at end of year	—	—

Funded status
Funded status (included in other liabilites)	(3,888,031)	(3,778,374)
Unrecognized net loss	484,360	504,416
Unrecognized prior service cost	—	232,652
Net liability recognized	(3,403,671)	(3,041,306)

Change in accumulated other comprehensive income
Accumulated other comprehensive income at beginning of year	737,068	1,120,024
Amortization of net loss	(31,710)	(55,254)
Actuarial gain (loss)	11,654	(95,050)
Amortization of prior service cost	(232,652)	(232,652)
Net change in other comprehensive income (loss)	(252,708)	(382,956)
Accumulated other comprehensive income at end of year	$484,360	$737,068

Expected cash-flow information for years after current fiscal year
2009		$158,792
2010		167,814
2011		267,053
2012		267,053
2013		287,501
2014-2018		1,858,907

	2008	2007
Net periodic benefit cost
Service cost	$35,116	$34,413
Interest cost	221,939	213,043
Amortization of prior service cost	232,652	232,652
Amortization of net loss	31,710	55,254
Net periodic benefit cost	$521,417	$535,362

Key Assumptions
Discount rate during the year	6.00%	5.75%
Discount rate at end of year	6.00%	6.00%

Employee Stock Ownership Plan

The Bank has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet the eligibility requirements as defined in the plan. The ESOP trust purchased 90,333 shares of common stock using proceeds of a loan from the Company. The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears an interest rate of 8.25% with principal and interest payable quarterly in equal installments over eight years. The loan is secured by the shares of the stock purchased.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The compensation expense is recorded on a monthly basis. The Company’s expense for the ESOP was $108,544 and $56,222 for the years ended December 31, 2008 and 2007, respectively.

The following table presents the components of the ESOP shares:

	December 31,
	2008	2007
Shares released for allocation	18,066	6,022
Unreleased shares	72,267	84,311
Total ESOP shares	90,333	90,033

12.          Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2008, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table below:

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2008:
Tier 1 Capital	$45,349	10.67%	$17,007	4.00%	$21,259	5.00%
(to average assets)
Tier 1 Capital	45,349	16.33	11,107	4.00	16,660	6.00
(to risk-weighted assets)
Total Capital	48,518	17.47	22,214	8.00	27,767	10.00
(to risk-weighted assets)

As of December 31, 2007:
Tier 1 Capital	$44,628	10.52%	$16,964	4.00%	$21,205	5.00%
(to average assets)
Tier 1 Capital	44,628	16.35	10,921	4.00	16,381	6.00
(to risk-weighted assets)
Total Capital	47,459	17.38	21,841	8.00	27,302	10.00
(to risk-weighted assets)

The Bank’s capital at December 31, 2008 and 2007 for financial statement purposes differs from Tier 1 capital amounts by $625,000 and $115,000, respectively, representing the exclusion for regulatory purposes of unrealized gains and losses on securities available for sale and $1.6 million and $901,000, respectively, representing the exclusion of amounts in accumulated other comprehensive loss from the application of SFAS No. 158.

13. Related Party Transactions

The Bank maintains a lease agreement with the Holding Company for one of its office locations. The initial lease term expires in September 2015 and the Bank has paid $42,000 each year for the years ended December 31, 2008 and 2007.  In addition, the Bank maintains a management fee agreement with the Holding Company which provides for the sharing of certain company related expenses.  Such expenses include salaries and benefits, insurance expenses, professional fees and directors fees.  The Bank has received management fees amounting to $384,000 and $420,000 for the years ended December 31, 2008 and 2007, respectively.

14. Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Bank could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The Bank adopted SFAS 157 effective for its fiscal year beginning January 1, 2008.

In December 2007, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after

November 15, 2008 and interim periods within those fiscal years.  As such, the Bank only partially adopted the provisions of SFAS 157, and will begin to account and report for non-financial assets and liabilities in 2009.  In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to the Bank’s December 31, 2008 consolidated financial statements.  The adoption of SFAS 157 and FSP 157-3 had no impact on the amounts reported in the financial statements.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Investment securities available for sale	$37,814, 226	$—	$37,814,226	$—
Mortgage backed securities available for sale	31,920,757	—	$31,920,757	—
Total	$69,734,983	$—	$69,734,983	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$2,588,809	$—	$—	$2,588,809

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the

Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2008 and 2007.

Cash and Cash Equivalents (Carried at Cost), The carrying amounts reported in the consolidated statements of financial condition for cash and short-term instruments approximate those assets’ fair values.

Investment and Mortgage-Backed Securities, The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

Loans Receivable (Carried at Cost), The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired Loans (Generally Carried at Fair Value), Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which the Bank has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances of $2,844,244, net of a valuation of $255,435.

FHLB Stock (Carried at Cost), The carrying amount of FHLB stock approximates fair value, and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable (Carried at Cost), The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposits (Carried at Cost), The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

FHLB Advances and Other Borrowed Money (Carried at Cost), Fair values of FHLB advances and other borrowed money are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances and/or other borrower money with similar credit risk characteristics, terms and remaining maturity.  These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-Balance Sheet Financial Instruments (Disclosed at Cost), Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

The estimated fair values of the Company’s financial instruments were as follows at December 31, 2008 and 2007.

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$7,849	$7,849	$3,918	$3,918
Interest bearing deposits at banks	20,459	20,459	38,161	38,161
Investment securities	62,070	61,773	67,861	68,441
Mortgage-backed securities	31,921	31,921	35,632	35,632
Loans receivable	278,437	275,903	256,932	255,323
FHLB stock	2,439	2,439	2,310	2,310
Accrued interest receivable	2,028	2,028	1,932	1,932

Liabilities:
NOW and MMDA deposits (1)	$84,380	$84,380	$90,716	$90,716
Other savings deposits	39,378	39,378	38,212	38,212
Certificate accounts	207,943	210,852	201,860	202,283
FHLB advances & other borrowed money	37,198	39,199	37,042	39,248
Accrued interest payable	220	220	271	271
Off balance sheet instruments	—	—	—	—

(1) Includes non-interest bearing accounts

15. Condensed Financial Information – Parent Corporation Only

CONDENSED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS:
Cash and cash equivalents	$3,770,669	$6,773,010
Loan receivable – ESOP	722,664	843,108
Other assets	3,600	—
Investment in Alliance Bank	44,419,105	43,842,166
Total assets	$48,916,038	$51,458,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Total liabilities	$17,000	—

STOCKHOLDERS’ EQUITY
Total stockholders’ equity	48,899,038	51,458,284

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,916,038	$51,458,284

CONDENSED INCOME STATEMENTS

	For the Year Ended
	December 31, 2008	December 31, 2007
INCOME:
Interest income	$68,862	$67,655
Total income	68,862	67,655

EXPENSES:
Legal Fees	32,000	32,000
Stock Related Expense	36,500	36,600
Capital stock tax	11,000	—
Total expenses	79,500	68,600

LOSS BEFORE INCOME TAXES (BENEFIT) AND EQUITY IN UNDISTRUBUTED NET INCOME OF SUBSIDIARY	(10,638)	(945)

EQUITY IN UNDISTRUBUTED NET INCOME OF SUBSIDIARY	611,672	1,055,887

Income Tax Benefit	(3,600)	—

NET INCOME	$604,634	$1,054,942

CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2008	December 31, 2007
OPERATING ACTIVITIES:

Net Income	$604,634	$1,054,942
Adjustments to reconcile net income to cash provided by (used in) operations:
Undistributed net income of subsidiary	(611,672)	(1,055,887)
Increase in other assets	(3,600)	—
Increase in other liabilities	17,000	—
Net cash provided by (used in) operating activities	6,362	(945)

INVESTING ACTIVITIES:

Disbursement for ESOP loan	—	(903,330)
Principal repayments on ESOP loan	120,444	60,222
Net cash provided by (used in) investing activities	120,444	(843,108)

FINANCING ACTIVITIES:

Net proceeds from equity offering	—	16,484,799
Contribution of capital to Alliance Bank	—	(8,249,998)
Purchase of treasury stock	(2,385,979)	—
Dividends paid	(743,168)	(617,738)
Net cash provided by financing activities	(3,129,147)	7,617,063

Net (decrease) increase in cash and cash equivalents	(3,002,341)	6,773,010
Cash and cash equivalents – beginning of period	6,773,010	—

Cash and cash equivalents – end of period	$3,770,669	$6,773,010

Alliance Bancorp, Inc. of Pennsylvania was formed on January 30, 2007.  The condensed financial information for the year ended December 31, 2007 includes the income of the Bank for January 1, 2007 to January 29, 2007.

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

The report of management’s assessment of internal controls over financial reporting is incorporated by reference to Item 8 of this report.

Item 9B.  Other Information.

Not applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference to the Company’s definitive proxy statement for the annual meeting of stock holders to be held April 22, 2009. (“Definitive Proxy Statement”).

Item 11.  Executive Compensation.

The information required herein is incorporated by reference to the Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required herein is incorporated by reference to the Definitive Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference to the Definitive Proxy Statement

Item 14.  Principal Accounting Fees and Services.

The information required herein is incorporated by reference to the Definitive Proxy Statement

PART IV.

Item 15.  Exhibits and Financial Statement Schedules.

(1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Condition at December 31, 2008 and 2007.

Consolidated Statements of Income for the years ended December 31, 2008 and 2007.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to Consolidated Financial Statements.

(2) All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No	Description
3.1	Federal Stock Charter of Alliance Bancorp, Inc. of Pennsylvania*
3.2	Amended and Restated Bylaws of Alliance Bancorp, Inc. of Pennsylvania**
4.0	Form of Stock Certificate of Alliance Bancorp, Inc. of Pennsylvania*
10.1	Alliance Mutual Holding Company Amended and Restated Directors Retirement Plan***
10.2	Alliance Bank Amended and Restated Supplemental Executive Retirement Plan and Participation Agreement***
10.3	Greater Delaware Valley Savings d/b/a Alliance Bank Endorsement Split Dollar Insurance Agreement*
10.4	Amended and Restated Employment Agreement, dated May 21, 2008, between Alliance Bank and Dennis D. Cirucci****
10.5	Amended and Restated Employment Agreement, dated May 21, 2008, between Alliance Bank and Peter J. Meier****
10.6	Amended and Restated Employment Agreement, dated May 21, 2008, between Alliance Bank and Suzanne J. Ricci****
23.1	Consent of Beard Miller Company LLP
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of the Chief Executive Officer
32.2	Section 906 Certification of the Chief Financial Officer

*	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-136853) filed with the Securities and Exchange Commission filed on August 23, 2006, as amended.

**	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.

***	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2008.

****	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANCORP, INC, OF PENNSYLVANIA

Dated: March 23, 2009	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Dennis D. Cirucci
Dennis D. Cirucci
President and Chief Executive Officer	March 23, 2009
(Principal Executive Officer)

/s/Peter J. Meier
Peter J. Meier
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)	March 23, 2009

/s/William E. Hecht
William E. Hecht
Chairman of the Board	March 23, 2009

/s/J. William Cotter, Jr.
J. William Cotter, Jr.
Director

/s/John A. Raggi	March 23, 2009
John A. Raggi
Director

/s/Philip K. Stonier	March 23, 2009
Philip K. Stonier
Director

/s/James S. Carr	March 23, 2009
James S. Carr
Director

/s/G. Bradley Rainer	March 23, 2009
G. Bradley Rainer
Director

/s/R. Cheston Woolard	March 23, 2009
R. Cheston Woolard
Director

/s/Timothy E. Flatley	March 23, 2009
Timothy E. Flatley
Director

Corporate Information

Independent Registered Public Accounting Firm

Beard Miller Company LLP

1200 Atwater Drive, Suite 225

Malvern, PA 19355

Market Makers

FTN Midwest Securities Corp

Sandler O’ Neill & Partners, LP

USB Financial Services, Inc.

Stifel, Nicholas, & Company, Inc.

Securities Counsel

Elias, Matz, Tiernan & Herrick LLP

734 15th Street, NW, 11th Floor

Washington, D.C. 20005

Investor Information

Investors, analysts and others seeking

information may contact:

Kathleen P. Lynch

Corporate Secretary

541 Lawrence Road

Broomall, PA 19008-3599

(610) 353-2900

Transfer Agent

Direct questions regarding dividend checks,

address and name changes or lost certificates to:

Registrar and Transfer Company

10 Commerce Drive

Cranford, NJ 07016

Market Information

Alliance Bancorp Common Stock is traded on the Nasdaq Global Market and quoted under the symbol “ALLB”.  The prices shown below reflect the prices reported by the Nasdaq Stock Market adjusted for the reorganization on January 30, 2007.  The closing price on December 31, 2008 was $7.50 per share.  There were 6,957,676 shares outstanding as of December 31, 2008, comprised of 3,973,750 shares held by Alliance Mutual Holding Company and 2,983,926 shares held by approximately 1,100 stockholders.

For the Quarter Ended	High	Low	Close	Cash Dividends Declared

December 31, 2008	$8.44	$7.25	$7.50	$.06

September 30, 2008	8.83	7.24	8.44	.06

June 30, 2008	9.48	8.81	8.86	.06

March 31, 2008	9.06	6.82	8.81	.06

December 31, 2007	$9.15	$7.15	$7.31	$.05

September 30, 2007	9.44	8.39	9.10	.05

June 30, 2007	9.59	9.00	9.29	.05

March 31, 2007	10.50	9.00	9.05	.04

Market for Common Equity, and Related Stockholder Matters and Purchases of Equity Securities

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

October 2008	10,000	$7.78	10,000	82,801
November 2008	19,000	8.08	19,000	63,801
December 2008	6,000	8.13	6,000	57,801

Totals	35,000	$8.00	35,000

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

On January 29, 2009, the Company announced a program to repurchase up to 292,612 shares, or 10% of the outstanding common stock other than shares owned by Alliance Mutual Holding Company, commencing on January 30, 2009.  The program will expire in twelve months, or on January 30, 2010, and all shares are purchased in the open market or by privately negotiated transactions, as in the opinion of management, market conditions warrant.