Form 10-Q
period 2009-03-31
ALLIANCE BANCORP INC OF PENNSYLVANIA
filed 2009-05-11
CIK 1373079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definition of “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of Common Stock, par value $0.01 per share, of the Registrant as of May 8, 2009, was, 6,900,176.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Part I —	Item 1.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

(Dollar amounts in thousands, except share data)

	March 31,	December 31,
	2009	2008

Assets
Cash and cash due from depository institutions	$5,477	$7,849
Interest bearing deposits with depository institutions	31,264	20,459
Total cash and cash equivalents	36,741	28,308
Investment securities available for sale	27,789	37,814
Mortgage-backed securities available for sale	29,937	31,921
Investment securities held to maturity (fair value - 2009, $26,377; 2008, $23,958)	26,355	24,256
Loans receivable - net of allowance for loan losses - 2009, $3,238; 2008, $3,169	281,964	278,437
Accrued interest receivable	2,036	2,028
Premises and equipment — net	2,642	2,764
Other real estate owned	1,581	—
Federal Home Loan Bank (FHLB) stock-at cost	2,439	2,439
Bank owned life insurance	10,918	10,830
Deferred tax asset, net	4,229	4,328
Prepaid expenses and other assets	1,413	985

Total Assets	$428,044	$424,110

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing deposits	$13,946	$13,610
Interest bearing deposits	321,742	318,091
Total deposits	335,688	331,701

Demand notes issued to the U.S. Treasury	38	198
FHLB advances	37,000	37,000
Accrued expenses and other liabilities	6,309	6,312
Total Liabilities	379,035	375,211

Stockholders’ Equity
Common stock, $.01 par value; shares authorized — 15,000,000; shares issued — 7,225,000, and shares outstanding - 2009, 6,907,676; 2008, 6,957,676	72	72
Additional paid-in capital	24,029	24,029
Retained earnings - partially restricted	29,158	28,836
Unearned shares held by Employee Stock Ownership Plan (ESOP)	(692)	(722)
Accumulated other comprehensive loss	(785)	(930)
Treasury stock, at cost: 2009, 317,324 shares; and 2008, 267,324 shares	(2,773)	(2,386)
Total Stockholders’ Equity	49,009	48,899

Total Liabilities and Stockholders’ Equity	$428,044	$424,110

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollar amounts in thousands, except per share data)

	For the Three Months
	Ended March 31,
	2009	2008
Interest and Fees and Dividend Income
Loans	$4,280	$4,355
Mortgage-backed securities	355	399
Investment securities
Taxable	404	313
Tax - exempt	297	270
Dividends	—	249
Balances due from depository institutions	30	296
Total interest and fees and dividend income	5,366	5,882

Interest Expense
Deposits	1,956	2,753
FHLB advances and other borrowed money	582	589
Total interest expense	2,538	3,342
Net Interest Income	2,828	2,540
Provision for Loan Losses	75	165
Net Interest Income After Provision for Loan Losses	2,753	2,375

Other Income (Loss)
Service charges on deposit accounts	75	91
Management fees	90	96
Other fee income	37	39
Gain on sale of loans	—	2
Impairment charge on investment securities	—	(363)
Increase in cash surrender value of bank owned life insurance	88	92
Total other income (loss)	290	(43)

Other Expenses
Salaries and employee benefits	1,422	1,394
Occupancy and equipment	493	489
Advertising and marketing	57	79
Professional fees	141	102
Loan and OREO expense	15	13
Deposit insurance premium	122	10
Other noninterest expense	358	362
Total other expenses	2,608	2,449

Income (Loss) Before Income Tax Expense (Benefit)	435	(117)

Income Tax Expense (Benefit)	24	(159)

Net Income	$411	$42

Basic Earnings per Share	$0.06	$0.01

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Partially Restricted	Unearned Shares Held by ESOP	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income

Balance, January 1, 2008	$72	$24,041	$—	$28,975	$(843)	$(787)	$51,458
ESOP shares committed to be released					15		15
Net income				42			42	$42
Dividends declared ($0.06 per share)				(195)			(195)
Acquisition of Treasury Stock (181,724 shares)			(1,664)				(1,664)
Other comprehensive income — net of tax expense of $192						372	372	372

Balance, March 31, 2008	$72	$24,041	$(1,664)	$28,822	$(828)	$(415)	$50,028	$414

Balance, January 1, 2009	$72	$24,029	$(2,386)	$28,836	$(722)	$(930)	$48,899
ESOP shares committed to be released					30		30
Net income				411			411	$411
Dividends declared ($0.03 per share)				(89)			(89)
Acquisition of Treasury Stock (50,000 shares)			(387)				(387)
Other comprehensive income — net of tax expense of $75						145	145	145

Balance, March 31, 2009	$72	$24,029	$(2,773)	$29,158	$(692)	$(785)	$49,009	$556

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	For the Three Months
	Ended March 31,
	2009	2008
Cash Flow From Operating Activities
Net income	$411	$42
Adjustments to reconcile net income to cash provided by operating activities:
Provision for:
Loan losses	75	165
Depreciation and amortization	155	169
Gain on sale of loans	—	(2)
Impairment charge on securities	—	363
ESOP shares committed to be released	30	15
Origination of loans held for sale	—	(841)
Deferred tax expense (benefit)	24	(174)
Proceeds from loans sold in the secondary market	—	657
Changes in assets and liabilities which provided (used) cash:
Accrued expenses and other liabilities	(3)	(52)
Prepaid expenses and other assets	(428)	(3)
Increase in cash surrender value of bank owned life insurance	(88)	(92)
Accrued interest receivable	(8)	6
Net cash provided by operating activities	168	253

Cash Flow From Investing Activities
Purchase of investment securities-available for sale	(3,000)	(9,000)
Purchase of investment securities-held to maturity	(2,585)	(2,635)
Loans originated and acquired	(15,543)	(17,355)
Proceeds from maturities and calls of investment securities	13,480	12,632
Redemption of FHLB Stock	—	16
Principal repayments of:
Loans	10,360	9,300
Mortgage-backed securities	2,235	2,128
Purchase of premises and equipment	(33)	(137)
Net cash provided by (used in) investing activities	4,914	(5,051)

Cash Flow From Financing Activities
Dividends paid	(89)	(195)
Increase in deposits	3,987	5,140
Purchase of treasury stock	(387)	(1,664)
Increase (decrease) in demand notes issued to the U.S. Treasury	(160)	8
Net cash provided by financing activities	3,351	3,289

Increase (decrease) in Cash and Cash Equivalents	8,433	(1,509)
Cash and Cash Equivalents, Beginning of Year	28,308	42,079
Cash and Cash Equivalents, End of Year	$36,741	$40,570

Supplemental Disclosures of Cash Flow Information-
Cash paid during the period for:
Interest	$2,542	$3,367
Income taxes	$—	$100

Supplemental Schedule of Noncash and Financing Investing Activities:
Other real estate acquired in settlement of loans	$1,581	$—

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

As a result of the reorganization and offering, Alliance Mutual Holding Company (the “Holding Company”) owned 55% of the outstanding common stock of Alliance Bancorp and minority public stockholders owned the remaining 45% of the outstanding common stock of Alliance Bancorp.  Following purchases of treasury stock, at March 31, 2009, the Holding Company owned 57.5% of the outstanding common stock of Alliance Bancorp and the minority public shareholders owned the remaining 42.5%.  The Holding Company is a federally chartered mutual holding company.  The Holding Company and the Company are subject to regulation and supervision of the Office of Thrift Supervision.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (US GAAP).  The statement of financial condition at December 31, 2008, has been derived from audited financial statements but does not include all information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results which may be expected for the year ending December 31, 2009 or any other period.  All significant intercompany accounts and transactions have been eliminated. For comparative purposes, prior years’ consolidated financial statements have been reclassified to conform to report classifications of the current year. The reclassifications had no effect on net income.  The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(2) Related Party Transactions

The Bank maintains a lease agreement with the Holding Company for one of its office locations.    The initial lease term expires in September 2015 and the Bank paid $10,500 for both the three months ended March 31, 2009 and 2008, respectively.  In addition, the Bank maintains a management fee agreement with the Holding Company which provides for the sharing of certain public company related expenses.  Such expenses include salaries and benefits, insurance expenses, professional fees and directors’ fees.  The Bank has received management fees amounting to $90,000 and $96,000 for the three months ended March 31, 2009 and 2008, respectively.

(3) Commitments and Contingencies

Standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount.  The maximum exposure related to these commitments at March 31, 2009 was $1.3 million which was secured by real estate, cash, and marketable securities.

(4) Segment Information

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

(5) Dividend Restriction

The Holding Company held 3,973,750 shares, or 57.5%, of the Company’s issued and outstanding common stock, and the minority public shareholders held 42.5% of outstanding stock at March 31, 2009. The Holding Company has filed a notice with the Office of Thrift Supervision (“OTS”) to waive its right to receive cash dividends during the 2009 calendar year.

The Company paid a cash dividend on February 20, 2009 to all public shareholders.

The Holding Company has waived receipt of past dividends paid by the Company. The dividends waived are considered as a restriction on the retained earnings of the Company. As of March 31, 2009 and December 31, 2008, the aggregate retained earnings restricted for cash dividends waived were $1,827,925 and $1,708,713, respectively.

(6) Recent Accounting Pronouncements

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

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2).   FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

(7) Earnings Per Share

There are no convertible securities which would affect the net income (numerator) in calculating earnings per share.  Basic earnings per share data are based on the weighted-average number of shares outstanding during each period.  At the present time the Company’s capital structure has no potential dilutive securities.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic earnings per share computation.

	For the Three Months Ended March 31,
	2009	2008

Net Income	$411,000	$42,000

Weighted average shares outstanding	6,934,787	7,159,003
Average unearned ESOP shares	(68,503)	(83,608)
Weighted average shares outstanding — basic	6,866,284	7,075,395

Basic earnings per share	$0.06	$0.01

(8) Employee Stock Ownership Plan

The Bank has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet the eligibility requirements as defined in the ESOP.  The ESOP purchased 90,333 shares of common stock in the offering completed on January 30, 2007 using proceeds of a loan from the Company.  The Bank will make quarterly payments of principal and interest over a term of 8 years at a rate of 8.25% to the Company.  The loan is secured by the shares of the stock purchased.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense for the three months ended March 31, 2009 was $30,000.  Shares released for allocation, unreleased shares, and total ESOP shares were 7,527, 64,739, and 90,333, respectively, during and at the period ended March 31, 2009.  The compensation expense for the three months ended March 31, 2008 was $15,000.  Shares released for allocation, unreleased shares, and total ESOP shares were 7,427, 82,906, and 90,333, respectively, during and at the period ended March 31, 2008.

(9) Retirement Plans

The Bank has a defined benefit pension plan which covers all full-time employees meeting certain eligibility requirements.  As required under SFAS No. 158 the net pension costs included the following components:

	For the Three Months Ended March 31,
	2009	2008
Net Periodic Benefit Cost
Service Cost	$73,969	$77,171
Interest Cost	61,440	58,727
Expected Return on Plan Assets	(57,073)	(71,976)
Amortization of Transition Obligation/(Asset)	—	438
Amortization of Prior Service Cost	3,171	3,171
Amortization of (Gain)/Loss	26,493	5,219
Net Periodic Benefit Cost	$108,000	$72,750

The Bank has a Nonqualified Retirement and Death Benefit Agreement (the “Agreement”) with certain officers of the Bank.  The purpose of the Agreement is to provide the officers with supplemental retirement benefits equal to a specified percentage of final compensation and a pre-retirement death benefit if the officer does not attain the specific age requirement.  A summary of the interim information required under SFAS No. 158 for the Agreement is as follows:

	For the Three Months Ended March 31,
	2009	2008
Net Periodic Benefit Cost
Service Cost	$8,779	$8,779
Interest Cost	55,294	55,485
Amortization of Prior Service Cost	—	58,163
Amortization of (Gain)/Loss	7,927	7,911
Net Periodic Benefit Cost	$72,000	$130,338

(10) Fair Value Accounting

In September of 2006, the FASB issued Statement No. 157, Fair Value Measurement (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.

In December 2007, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The Company adopted the provisions of SFAS 157..

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s assets and liabilities carried at fair value.

Investment and Mortgage Backed Securities Available for Sale

The fair value of securities available for sale and held to maturity are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

Impaired Loans

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

Other Real Estate Owned

OREO assets are adjusted to fair value less estimated selling costs upon transfer of the loans to OREO.  Subsequently, OREO assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Investment securities available for sale	$27,789	$—	$27,789	$—
Mortgage backed securities available for sale	29,937	—	29,937	—
Total	$57,726	$—	$57,726	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$12,706	$—	$—	$12,706

For non-financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Other real estate owned	$1,581	$—	$—	$1,581

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Investment securities available for sale	$37,814	$—	$37,814	$—
Mortgage backed securities available for sale	31,921	—	31,921	—
Total	$69,735	$—	$69,735	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$2,589	$—	$—	$2,589

At December 31, 2008 there we no non-financial assets measured at fair value on a nonrecurring basis.

(11) Comprehensive Income

Total comprehensive income includes all changes in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s other comprehensive income is comprised of unrealized holding gains and losses on securities available-for-sale and the effects of changes in the liability for retirement plans.

The table below provides a reconciliation of the components of other comprehensive income to the disclosure provided in the consolidated statements of changes in stockholders’ equity.

The components of other comprehensive income, net of taxes, were as follows for the following fiscal periods:

		Tax
	Before	(Expense)	Net of
(Dollars in Thousands)	Tax	Benefit	Tax
For the three month period ended March 31, 2009:
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$220	$(75)	$145
Change in unrealized gain on available for sale securities	220	(75)	145
Change in liability in retirement plans	—	—	—
Other comprehensive income	$220	$(75)	$145

For the three month period ended March 31, 2008:
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$201	$(69)	$132
Plus: reclassification for impairment charge included in net loss	363	(123)	240
Change in unrealized gain on available for sale securities	564	(192)	372
Change in liability in retirement plans	—	—	—
Other comprehensive income	$564	$(192)	$372

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

The Company’s profitability is also affected by fee income, gain or loss on the sale of other real estate owned, general and administrative expenses, provisions for loan losses, other real estate owned expenses, and income taxes.

Critical Accounting Policies

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements included elsewhere herein.  These policies are described in Note 2 of the notes to the consolidated financial statements in the December 31, 2008 annual report to stockholders.  The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP) and to general practices within the banking industry.  Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented.  The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results.  These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

Income Taxes. Management makes estimates and judgments to calculate various tax liabilities and determine the recoverability of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses.  As of March 31, 2009, the Company carried $645,000 in deferred tax assets from the loss on the sale and impairment charges taken on certain mutual funds.  The Company must generate capital gains within a certain time period to realize the tax benefit from these capital losses.  We also estimate a deferred tax asset valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.  These estimates and judgments are inherently subjective.  Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision to our initial estimates.

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

Other than Temporary Impairment of Investment Securities and Mortgage Backed Securities.  The Company is required to perform periodic reviews of individual securities in its investment portfolio to determine whether a decline in the fair value of a security below its amortized cost is other than temporary.  A review of other than temporary impairment requires management to make certain judgments regarding the nature of the decline, its effect on the consolidated financial statements and the probability, extent and timing of a valuation recovery and the Company’s intent and ability to hold the security until market recovery.  Management evaluates securities for other than temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluations.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  If the decline in the market value of a security is determined to be other than temporary the Company would recognize the decline as a realized loss on the consolidated income statement.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Total assets increased $3.9 million or 0.9% to $428.0 million at March 31, 2009 compared to $424.1 million at December 31, 2008.  This increase was primarily due to an $8.4 million or 29.8% increase in total cash and cash equivalents, a $3.5 million or 1.3% increase in net loans and a $2.1 million or 8.7% increase in investment securities held to maturity.  These increases were partially offset by a $10.0 million or 26.5% decrease in investment securities available for sale and a $2.0 million or 6.2% decrease in mortgage-backed securities available for sale.

Total liabilities increased $3.8 million or 1.0% to $379.0 million at March 31, 2009 compared to $375.2 million at December 31, 2008.  This increase was due to a $3.7 million or 1.1% increase in interest bearing deposits and a $336,000 or 2.5% increase in non-interest bearing deposits. These increases were partially offset by a $160,000 decrease in demand notes issued to the U.S. Treasury from December 31, 2008 to March 31, 2009.

Nonperforming assets, which consist of nonaccruing loans, accruing loans 90 days or more delinquent and other real estate owned (OREO) (which includes real estate acquired through, or in lieu of, foreclosure) increased to $10.8 million or 2.5% of total assets at March 31, 2009 from $7.0  million or 1.7% of total assets at December 31, 2008.  This increase was primarily due to the placement of a $3.9 million residential real estate construction loan on nonaccrual.  This loan is secured by 18 substantially completed condominium units, 2 of which have been sold and settled, located near center city Philadelphia.  At March 31, 2009, the $10.8 million of nonperforming assets consisted of $1.3 million of accruing loans 90 days or more delinquent, and $7.9 million of nonaccrual loans, and $1.6 million in OREO.  At March 31, 2009, the $7.9 million of nonaccrual loans consisted of two single family real estate loans totaling $1.4 million, ten commercial real estate loans totaling $2.6 million, and one real estate construction loan in the amount of $3.9.  Management continues to aggressively pursue the collection and resolution of all delinquent loans.

At March 31, 2009 and December 31, 2008, the allowance for loan losses amounted to $3.2 million.  At March 31, 2009, the allowance for loan losses amounted to 35.2% of nonperforming loans and 1.14% of total loans receivable, as compared to 45.3% and 1.13%, respectively, at December 31, 2008.  The decrease in the allowance for loan losses to total nonperforming loans was due to our analysis of the underlying real estate collateral securing these loans which warranted little in additional reserves in most cases.

Although management uses the best information available to make determinations with respect to the provisions for loan losses, additional provisions for loan losses may be required to be established in the future should economic or other conditions change substantially.  In addition, the Department and the FDIC, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additions to such allowance based on their judgments about information available to them at the time of their examination.

Comparison of Results of Operations for the Three Months ended March 31, 2009 and March 31, 2008

General.  Net income increased $369,000 or 878.6% to $411,000 or $0.06 per share for the three months ended March 31, 2009 as compared to $42,000 or $0.01 per share for the same period in 2008.  The increase in net income was primarily due to an impairment charge on certain mutual funds recorded during the three month period in 2008 and an increase in net interest income for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  These items were offset by an increase in other expenses and an increase in income tax expense.

Net Interest Income.  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income increased $288,000 or 11.3% during the three months ended March 31, 2009 as compared to the same period in 2008.  The increase in net interest income was due to an $804,000 or 24.1% decrease in interest expense on interest bearing liabilities primarily the result of a 103 basis point or 29.5% decrease on rates paid on interest bearing deposits which was partially offset by a $516,000 or 8.8% decrease in the interest earned on interest earning assets primarily as a result of a $7.0 million or 1.7% decrease in the average balance of interest earning assets as well as a 7.2% or 42 basis point decrease in the average rates earned on interest earning assets.

As a result, the interest rate spread increased 51 basis points from 2.02% for the three months ended March 31, 2008 to 2.53% for the three months ended March 31, 2009.  Based on the current market interest rate environment and increased competition, management anticipates downward pressure on the interest rate spread for the second quarter of 2009 which may negatively impact net interest income.

Interest Income.  Interest income decreased $516,000 or 8.8% to $5.4 million for the three months ended March 31, 2009, compared to the same period in 2008.  The decrease was due to a $266,000 or 89.9% decrease in interest income on balances due from depository institutions, a $131,000 or 15.7% decrease in interest income on investment securities, a $44,000 or 11.0% decrease in interest income on mortgage backed securities, and a $75,000 or 1.7% decrease on interest income on loans.  The decrease in interest income on balances due from depository institutions was due to an $11.3 million or 30.0% decrease in the average balance of balances due from depository institutions and a 270 basis point or 85.4% decrease in the average yield earned on balances due from depository institutions.  The decrease in interest income on investment securities was due to a $11.5 million or 16.5% decrease in the average balance of investment securities, partially offset by a 4 basis point or 0.8% increase in the average yield earned on investment securities.  The decrease in interest income on mortgage backed securities was due to a $4.0 million or 11.2% decrease in the average balance of mortgage backed securities.  The increase in interest income on loans was due to a $19.7 million or 7.5% increase in the average balance of loans outstanding, partially offset by a 57 basis point or 8.6% decrease in the average yield earned.

Interest Expense.  Interest expense decreased $804,000 or 24.1% to $2.5 million for the three months ended March 31, 2009, compared to the same period in 2008.  This decrease was due to a $797,000 or 29.0% decrease in interest expense on deposits and a $7,000 or 1.2% decrease in interest expense on FHLB advances and other borrowings.

The decrease in interest expense on deposits was due to a 103 basis point or 29.5% decrease in the rates paid on deposits, partially offset by a $3.0 million or 1.0% increase in the average balance of deposits.  Interest expense on deposits is expected to continue to decrease as higher cost time deposits reprice at lower rates as the Company responds to the Federal Reserve’s decreases in the federal funds rate.  The decrease in interest expense on FHLB advances and other borrowings was due to an $888,000 or 2.3% decrease in the average balance of FHLB advances and other borrowings, partially offset by a 7 basis point increase in the rates paid on FHLB advances and other borrowings.

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

	Three Months Ended March 31,
	2009			2008
	Average			Average
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans receivable (1) (2) (3) (4)	$282,956	$4,280	6.05%	$263,240	$4,355	6.62%
Mortgage-backed securities (3) (4)	31,287	355	4.54	35,246	399	4.53
Investment securities (4) (5)	58,163	701	4.82	69,636	832	4.78
Due from depository institutions	26,264	30	0.46	37,519	296	3.16
Total interest-earning assets	398,670	5,366	5.38	405,641	5,882	5.80
Noninterest-earning assets	25,840			20,902
Total assets	$424,510			$426,543

Interest-bearing liabilities:
Deposits	$318,577	1,956	2.46	$315,545	2,753	3.49
FHLB advances and other borrowings	37,053	582	6.28	37,941	589	6.21
Total interest-bearing liabilities	355,630	2,538	2.85	353,486	3,342	3.78
Noninterest-bearing Liabilities	19,960			21,639
Total liabilities	375,590			375,125
Stockholders’ equity	48,920			51,418
Total liabilities and stockholders’ equity	$424,510			$426,543

Net interest-earning assets	$43,040			$52,155
Net interest income/interest rate spread		$2,828	2.53%		$2,540	2.02%
Net yield on interest-Earning assets (4)			2.84%			2.50%

(1)	Includes loans held for sale.
(2)	Nonaccrual loans and loan fees have been included.
(3)	Net interest income divided by interest-earning assets.
(4)	The indicated yields are not reflected on a tax equivalent basis.
(5)	Includes dividend income.

Provision for Loan Losses.  The provision for loan losses amounted to $75,000 for the three months ended March 31, 2009 as compared to $165,000 for the three months ended March 31, 2008.  The decrease for the three month period in the provision for loan losses was primarily due to a partial loan charge-off of $100,000 taken in the first quarter of 2008.  Such provisions were primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of nonperforming loans and the current economic environment.

Other Income (Loss).  Other income (loss) was $290,000 for the three months ended March 31, 2009 as compared to a loss of $43,000 for the same period in 2008.  The increase was primarily the result of the Company identifying an impairment charge on its $20.0 million investment in certain mutual funds as other than temporary and recording a $363,000 pretax loss against operating income in the first quarter of 2008.  These mutual funds were sold to Alliance Mutual Holding Company in the third quarter of 2008 at fair value.  The increase in other income (loss) was partially offset by a $16,000 or 17.6% decrease in service charges on deposit accounts, a $6,000 or 6.3% decrease in management fees, a $2,000 or 5.1% decrease in other fee income, and a $4,000 or 4.3% decrease in the increase in cash surrender value of bank owned life insurance.

Other Expenses. Other expenses increased $159,000 or 6.5% to $2.6 million for the three months ended March 31, 2009 compared to the same period in 2008.  The increase was primarily due to an $112,000 or 1,120.0% increase in deposit insured premiums the Company has been accruing.  On February 27, 2009, the FDIC adopted an interim rule imposing a 20 basis point emergency special assessment on insured institutions as of June 30, 2009, payable on September 30, 2009.  The interim rule also permits the FDIC to impose an additional special assessment after June 30, 2009, of up to 10 basis points, if necessary to maintain public confidence in federal deposit insurance.  However, the FDIC has indicated that the amount of the special assessment may be reduced if congress increases the FDIC’s borrowing authority.  Also contributing to the increase in other expense was a $39,000 or 38.2% increase in professional fees, and a $28,000 or 2.0% increase in salaries and employee benefits.  The increase in other expense was partially offset by a $22,000 or 27.9% decrease in advertising and marketing expense.

Income Tax Expense (Benefit). Income tax expense (benefit) amounted to $24,000 and $(159,000) for the three months ended March 31, 2009 and 2008, respectively, resulting in effective tax rates of 5.5% and (135.9%), respectively.  The increase in income tax expense was primarily due to a higher amount of taxable income before income taxes.

Liquidity and Capital Resources

Liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations.  Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition.  Management attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors.  Any excess funds are invested in overnight and other short-term interest-earning accounts.  Cash flows are generated through the retail deposit market, its traditional funding source, for use in investing activities.  In addition, the borrowings such as Federal Home Loan Bank advances may be utilized for liquidity or profit enhancement.  At March 31, 2009, the Company had $37.0 million of outstanding advances and approximately $91.7 million of additional borrowing capacity from the FHLB of Pittsburgh.  Further, the Company has access to the Federal Reserve Bank discount window.  At March 31, 2009 no such funds were outstanding.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Company.  At March 31, 2009, the total approved loan commitments outstanding amounted to $5.6 million.  At the same date, commitments under unused lines of credit amounted to $31.7 million.  Certificates of deposit scheduled to mature in one year or less at March 31, 2009 totaled $175.0 million.  Management believes that a significant portion of maturing deposits will remain with the Company.  For the quarter ended March 31, 2009, there were no material changes in contractual obligations that were outside of the ordinary course of business.  Management anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

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

Item 1A. Risk Factors

                  Not Applicable

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	–	(b) Not Applicable

(c)		The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

January 2009	—	$—	—	292,612
February 2009	40,000	7.78	40,000	252,612
March 2009	10,000	7.53	10,000	242,612

Totals	50,000	$7.73	50,000	242,612

(1)       All shares were repurchased under the Company’s announced repurchase program. On January 29, 2009, the Company announced a program to repurchase up to 292,612 shares, or 10% of the outstanding common stock other than shares owned by Alliance Mutual Holding Company.  The program will expire in twelve months, or on January 29, 2010, and all shares are to be purchased in the open market or in privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 3.    Defaults Upon Senior Securities

Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

(a)          The Company’s Annual Meeting of Stockholders was held on April 22, 2009.

(b)         At the Annual Meeting, Messrs. Cotter, Hecht, and Raggi were elected as directors for a three year term expiring in 2012.  In addition, Messrs. Carr, Cirucci, Flatley, Meier, Rainer, Stonier, and Woolard will continue as directors after the Annual Meeting.

(c)          There were 6,617,614 shares of Common Stock of the Company eligible to be voted at the Annual Meeting and 6,543,614 shares were represented at the meeting by the holders thereof, which constituted a quorum.  The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

1.               Election of Directors:

Nominees for three year terms
	FOR	WITHHELD
J. William Cotter, Jr.	6,491,286	52,328
William H. Hecht	6,491,286	52,328
John A. Raggi	6,491,286	52,328

2.               Proposal to ratify the appointment of Beard Miller Company LLP as independent auditor for the year ending December 31, 2009:

FOR	AGAINST	ABSTAIN
6,509,094	33,998	522

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

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Date: May 11, 2009	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci, President and Chief Executive Officer

Date: May 11, 2009	By:	/s/ Peter J. Meier
Peter J. Meier, Executive Vice President and Chief Financial Officer