Form 10-Q
period 2009-06-30
ALLIANCE BANCORP INC OF PENNSYLVANIA
filed 2009-08-10
CIK 1373079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of Common Stock, par value $0.01 per share, of the Registrant as of August 7, 2009, was, 6,846,676.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Part I — Item 1.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Financial Condition (unaudited)

(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2009	2008

Assets
Cash and cash due from depository institutions	$9,095	$7,849
Interest bearing deposits with depository institutions	39,272	20,459
Total cash and cash equivalents	48,367	28,308
Investment securities available for sale	28,123	37,814
Mortgage-backed securities available for sale	27,295	31,921
Investment securities held to maturity (fair value - 2009, $25,514; 2008, $23,958)	25,903	24,256
Loans receivable - net of allowance for loan losses - 2009, $3,258; 2008, $3,169	280,942	278,437
Accrued interest receivable	1,952	2,028
Premises and equipment – net	2,568	2,764
Other real estate owned	2,100	—
Federal Home Loan Bank (FHLB) stock-at cost	2,439	2,439
Bank owned life insurance	11,012	10,830
Deferred tax asset, net	4,320	4,328
Prepaid expenses and other assets	1,362	985

Total Assets	$436,383	$424,110

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing deposits	$16,265	$13,610
Interest bearing deposits	328,107	318,091
Total deposits	344,372	331,701
Demand notes issued to the U.S. Treasury	41	198
FHLB advances	37,000	37,000
Accrued expenses and other liabilities	6,472	6,312
Total Liabilities	387,885	375,211

Stockholders’ Equity
Common stock, $.01 par value; shares authorized – 15,000,000; shares issued - 7,225,000, and outstanding - 2009, 6,846,676, 2008, 6,957,676	72	72
Additional paid-in capital	24,029	24,029
Retained earnings - partially restricted	29,284	28,836
Unearned shares held by Employee Stock Ownership Plan (ESOP)	(670)	(722)
Accumulated other comprehensive loss	(926)	(930)
Treasury stock, at cost: 2009, 378,324 shares; 2008, 267,324 shares	(3,291)	(2,386)
Total Stockholders’ Equity	48,498	48,899

Total Liabilities and Stockholders’ Equity	$436,383	$424,110

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Income (unaudited)

(Dollar amounts in thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Interest and Fees and Dividend Income
Loans	$4,250	$4,325	$8,530	$8,680
Mortgage-backed securities	320	372	674	771
Investment securities:
Taxable	326	305	731	618
Tax – exempt	304	275	601	545
Dividends	—	99	—	348
Balances due from depository institutions	38	176	68	472
Total interest and dividend income	5,238	5,552	10,604	11,434

Interest Expense
Deposits	1,856	2,251	3,812	5,004
FHLB advances and other borrowed money	589	589	1,171	1,179
Total interest expense	2,445	2,840	4,983	6,183

Net Interest Income	2,793	2,712	5,621	5,251
Provision for Loan Losses	75	45	150	210
Net Interest Income After Provision for Loan Losses	2,718	2,667	5,471	5,041

Other Income (Loss)
Service charges on deposit accounts	69	87	145	178
Management fees	90	96	180	192
Other fee income	45	42	82	82
Gain on sale of loans	—	2	—	4
Loss on the sale of investment securities	—	(153)	—	(153)
Impairment charge on investment securities	—	(266)	—	(629)
Increase in cash surrender value of bank owned life insurance	94	92	182	184
Other	1	1	1	1
Total other income (loss)	299	(99)	590	(141)

Other Expenses
Salaries and employee benefits	1,504	1,445	2,926	2,839
Occupancy and equipment	462	501	954	990
Advertising and marketing	88	107	145	186
Professional fees	135	134	277	236
Deposit insurance premiums	328	51	450	61
Loan and OREO expense	39	10	54	23
Other noninterest expense	331	369	689	731
Total other expenses	2,887	2,617	5,495	5,066

Income (Loss) Before Income Tax Expense (Benefit)	130	(49)	566	(166)

Income Tax Benefit	(83)	(133)	(59)	(292)

Net Income	$213	$84	$625	$126

Basic Earnings per Share	$0.03	$0.01	$0.09	$0.02

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Changes in Stockholders Equity (unaudited)

(Dollar amounts in thousands, except, per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Partially Restricted	Unearned Shares Held by ESOP	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income (Loss)

Balance, January 1, 2008	$72	$24,041	$—	$28,975	$(843)	$(787)	$51,458
ESOP shares committed to be released					30		30
Net income				126			126	$126
Dividends declared ($0.12 per share)				(379)			(379)
Acquisition of Treasury Stock (194,224 shares)			(1,782)				(1,782)
Other comprehensive loss – net of tax benefit of $127						(246)	(246)	(246)

Balance, June 30, 2008	$72	$24,041	$(1,782)	$28,722	$(813)	$(1,033)	$49,207	$(120)

Balance, January 1, 2009	$72	$24,029	$(2,386)	$28,836	$(722)	$(930)	$48,899
ESOP shares committed to be released					52		52
Net income				625			625	$625
Dividends declared ($0.06 per share)				(177)			(177)
Acquisition of Treasury Stock (110,000 shares)			(905)				(905)
Other comprehensive income – net of tax expense of $2						4	4	4

Balance, June 30, 2009	$72	$24,029	$(3,291)	$29,284	$(670)	$(926)	$48,498	$629

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	For the Six Months
	Ended June 30,
	2009	2008
Cash Flow From Operating Activities
Net income	$625	$126
Adjustments to reconcile net income to cash provided by operating activities:
Provision for:
Loan losses	150	210
Depreciation and amortization	284	348
Gain on sale of loans	—	(4)
Loss on the sale of investment securities	—	153
Impairment charge on investment securities	—	629
ESOP shares committed to be released	52	30
Origination of loans held for sale	—	(1,328)
Deferred tax expense (benefit)	6	(324)
Proceeds from loans sold in the secondary market	—	1,197
Changes in assets and liabilities which provided (used) cash:
Accrued expenses and other liabilities	160	5
Prepaid expenses and other assets	(377)	(572)
Increase in cash surrender value of bank owned life insurance	(182)	(184)
Accrued interest receivable	76	28
Net cash provided by operating activities	794	315

Cash Flow From Investing Activities
Purchase of investment securities-available for sale	(14,000)	(13,000)
Purchase of investment securities-held to maturity	(2,585)	(2,635)
Loans originated and acquired	(28,002)	(35,887)
Proceeds from maturities and calls of investment securities	24,421	15,620
Proceeds from the sale of investment securities-available for sale	—	15,406
Purchase of FHLB Stock	—	(136)
Principal repayments of:
Loans	23,247	23,117
Mortgage-backed securities	4,840	4,356
Purchase of premises and equipment	(88)	(210)
Net cash provided by investing activities	7,833	6,631

Cash Flow From Financing Activities
Dividends paid	(177)	(379)
Increase (decrease) in deposits	12,671	(6,425)
Purchase of treasury stock	(905)	(1,782)
(Increase) Decrease in demand notes issued to the U.S. Treasury	(157)	61
Net cash provided by (used in) financing activities	11,432	(8,525)

Increase (decrease) in Cash and Cash Equivalents	20,059	(1,579)
Cash and Cash Equivalents, Beginning of Year	28,308	42,079
Cash and Cash Equivalents, End of Year	$48,367	$40,500

Supplemental Disclosures of Cash Flow Information-
Cash paid during the period for:
Interest	$4,991	$6,222
Income taxes	$100	$300

Supplemental Schedule of Noncash and Financial Investing Activities:
Other real estate acquired in settlement of loans	$2,100	$—

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

As a result of the reorganization and offering, Alliance Mutual Holding Company (the “Holding Company”) owned 55% of the outstanding common stock of Alliance Bancorp and minority public stockholders owned the remaining 45% of the outstanding common stock of Alliance Bancorp.  Following purchases of treasury stock, at June 30, 2009, the Holding Company owns 58.1% of the outstanding common stock of Alliance Bancorp and the minority public shareholders own the remaining 41.9%.  The Holding Company is a federally chartered mutual holding company.  The Holding Company and the Company are subject to regulation and supervision of the Office of Thrift Supervision.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (US GAAP).  The statement of financial condition at December 31, 2008, has been derived from audited financial statements but does not include all information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results which may be expected for the year ending December 31, 2009 or any other period.  All significant intercompany accounts and transactions have been eliminated. For comparative purposes, prior years’ consolidated financial statements have been reclassified to conform to report classifications of the current year. The reclassifications had no effect on net income.  The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company has evaluated events and transactions occurring subsequent to June 30, 2009, for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through August 10, 2009, the date these financial statements were issued.

(2) Related Party Transactions

The Bank maintains a lease agreement with the Holding Company for one of its office locations.    The initial lease term expires in September 2015 and the Bank has paid $10,500 and $21,000 during both the three and six months ended June 30, 2009 and June 30, 2008, respectively. In addition, the Bank maintains a management fee agreement with the Holding Company which provides for the sharing of certain public company related expenses.  Such expenses include salaries and benefits, insurance expenses, professional fees and directors’ fees.  The Bank has received management fees amounting to $90,000 and $180,000 for the three and six months ended June 30, 2009 and $96,000 and $192,000 for the three and six month periods ended June 30, 2008, respectively.

(3) Commitments and Contingencies

Standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount.  The maximum exposure related to these commitments at June 30, 2009 was $1.3 million which was secured by real estate, cash, and marketable securities.

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

(5) Dividend Restriction

The Holding Company held 3,973,750 shares, or 58.1%, of the Company’s issued and outstanding common stock, and the minority public shareholders held 41.9% of outstanding stock at June 30, 2009. The Holding Company has filed a notice with the Office of Thrift Supervision (“OTS”) to waive its right to receive cash dividends during the 2009 calendar year. The Company paid a cash dividend on May 22, 2009 to all public shareholders.

The Holding Company has waived receipt of past dividends paid by the Company. The dividends waived are considered as a restriction on the retained earnings of the Company. As of June 30, 2009 and December 31, 2008, the aggregate retained earnings restricted for cash dividends waived were $1,947,138 and $1,708,713, respectively.

(6) Recent Accounting Pronouncements.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  The Company has not determined the effect that the adoption of SFAS 166 will have on our consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS 167 is effective for fiscal years beginning after November 15, 2009.  The Company has not determined the effect that the adoption of SFAS 167 will have on our consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.   SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this standard to have an impact on our consolidated financial position or results of operations.

(7) Earnings Per Share

There are no convertible securities which would affect the net income (numerator) in calculating earnings per share.  Basic earnings per share data are based on the weighted-average number of shares outstanding during each period.  At the present time the Company’s capital structure has no potential dilutive securities.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic earnings per share computation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Net Income	$213,000	$84,000	$625,000	$126,000

Weighted average shares outstanding	6,882,357	7,038,177	6,908,427	7,098,228
Average unearned ESOP shares	(67,419)	(82,053)	(68,859)	(82,805)
Weighted average shares outstanding – basic	6,814,938	6,956,124	6,839,569	7,015,423

Basic earnings per share	$0.03	$0.01	$0.09	$0.02

(8) Employee Stock Ownership Plan

The Bank has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet the eligibility requirements as defined in the ESOP.  The ESOP purchased 90,333 shares of common stock in the offering completed on January 30, 2007 using the proceeds of a loan from the Company.  The Bank makes quarterly payments of principal and interest over a term of 8 years, which was reduced from the original term of 15 years, at a rate of 8.25% to the Company.  The loan is secured by the shares of the stock purchased.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense for the three and six months ended June 30, 2009 was $22,000 and $52,000, respectively.  For the three months ended June 30, 2009 shares released for allocation, average unearned ESOP shares, and total ESOP shares were 2,879, 67,419, and 90,333, respectively.  For the six months ended June 30, 2009 shares released for allocation, average unearned ESOP shares, and total ESOP shares were 5,757, 68,859, and 90,333, respectively.  For the three months ended June 30, 2008 shares released for allocation, average unearned ESOP shares, and total ESOP shares were 1,506, 82,053, and 90,333, respectively.  For the six months ended June 30, 2008 shares released for allocation, average unearned ESOP shares, and total ESOP shares were 3,011, 82,805, and 90,333, respectively.

(9) Retirement Plans

The Bank has a defined benefit pension plan which covers all full-time employees meeting certain eligibility requirements.  As required under SFAS No. 158 the net pension costs included the following components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Net Periodic Benefit Cost
Service Cost	$73,969	$77,171	$147,938	$154,342
Interest Cost	61,440	58,727	122,880	117,454
Expected Return on Plan Assets	(57,073)	(71,976)	(114,146)	(143,952)
Amortization of Transition Obligation	—	438	—	876
Amortization of Prior Service Cost	3,171	3,171	6,342	6,342
Amortization of (Gain)/Loss	26,493	5,219	52,986	10,438
Net Periodic Benefit Cost	$108,000	$72,750	$216,000	$145,500

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Net Periodic Benefit Cost
Service Cost	$8,779	$8,779	$17,558	$17,558
Interest Cost	55,294	55,485	110,588	110,970
Amortization of Prior Service Cost	—	58,163	—	116,326
Amortization of (Gain)/Loss	7,927	7,911	15,854	15,822
Net Periodic Benefit Cost	$72,000	$130,338	$144,000	$260,676

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

			June 30, 2009
	Less than 12 Months		12 Months or Longer			Total
		Gross		Gross	Total	Gross
		Unrealized	Fair	Unrealized	Fair	Unrealized
	Fair Value	Losses	Value	Losses	Value	Losses
			(Dollars in Thousands)
Securities Available for Sale
U.S. Government obligations	$10,882	$118	$—	$—	$10,882	$118
Mortgage-backed securities	—	—	1,642	17	1,642	17

Total securities available for sale	$10,882	$118	$1,642	$17	$12,524	$135

Securities Held to Maturity
Municipal obligations	$9,570	$326	$3,695	$350	$13,265	$676

			December 31, 2008
	Less than 12 Months		12 Months or Longer			Total
		Gross		Gross	Total	Gross
		Unrealized		Unrealized	Fair	Unrealized
	Fair Value	Losses	Fair Value	Losses	Value	Losses
			(Dollars in Thousands)
Securities Available for Sale
U.S. Government obligations	$1,987	$13	$—	$—	$1,987	$13
Mortgage-backed securities	2,594	70	4,407	86	7,001	156

Total securities available for sale	$4,581	$83	$4,407	$86	$8,988	$169

Securities Held to Maturity
Municipal obligations	$9,192	$443	$1,559	$162	$10,751	$605

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

As of June 30, 2009 management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service.

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of June 30, 2009, there were 7 U.S. government obligations, 6 mortgage-backed securities, and 21 municipal obligations, which were in an unrealized loss position.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of June 30, 2009 represents an other-than-temporary impairment.

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

Dollars in Thousands

	June 30, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for Sale
Obligations of U.S. Government agencies:
Due 1 year or less	$999	$12	—	$1,011
Due after 1 year through 5 years	1,000	6	—	1,006
Due after 5 years through 10 years	13,995	185	$(62)	14,118
Due after 10 years	11,969	74	(56)	11,988

Total	$27,964	$277	$(118)	$28,123

	June 30, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held to Maturity
Municipal Obligations:
Due after 5 years through 10 years	$8,116	$125	$(51)	$8,190
Due after 10 years	17,787	161	(625)	17,324

Total	$25,903	$286	$(675)	$25,514

Dollars in Thousands

	December 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for Sale
Obligations of U.S. Government agencies:
Due 1 year or less	$998	$34	—	$1,032
Due after 1 year through 5 years	1,000	22	—	1,022
Due after 5 years through 10 years	17,988	239	$(11)	18,216
Due after 10 years	17,462	84	(2)	17,544

Total	$37,448	$379	$(13)	$37,814

	December 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held to Maturity
Municipal Obligations:
Due after 5 years through 10 years	$7,639	$100	$(68)	$7,671
Due after 10 years	16,617	207	(537)	16,287

Total	$24,256	$307	$(605)	$23,958

Included in obligations of U.S. Government agencies at June 30, 2009 and December 31, 2008, were $15.9 and $17.0 million, respectively, of structured notes.   These structured notes were comprised of step-up bonds that provide the U.S. Government agency with the right, but not the obligation, to call the bonds on certain dates. Investment securities with an aggregate carrying value of $4.1 million and $4.0 million were pledged as collateral for certain deposits at June 30, 2009 and December 31, 2008, respectively.

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

Other Real Estate Owned

OREO assets are adjusted to fair value less estimated selling costs upon transfer of the loans to OREO.  Subsequently, OREO assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  There assets are included as level 3 fair values.

Federal Home Loan Bank Stock

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

Management believes no impairment charge is necessary related to the FHLB stock as of June 30, 2009.

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Investment securities available for sale	$28,123	$—	$28,123	$—
Mortgage backed securities available for sale	27,295	—	27,295	—
Total	$55,418	$—	$55,418	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$12,479	$—	$—	$12,479

For non-financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Other real estate owned	$2,100	$—	$—	$2,100

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$2,589	$—	$—	$2,589

At December 31, 2008 there we no non-financial assets measured at fair value on a nonrecurring basis.

The estimated fair values of the Company’s financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
		(In thousands)
Assets:
Cash and due from banks	$9,095	$9,095	$7,849	$7,849
Interest bearing deposits at banks	39,272	39,272	20,459	20,459
Investment securities	54,026	53,637	62,070	61,772
Mortgage-backed securities	27,295	27,295	31,921	31,921
Loans receivable	280,942	281,620	278,437	275,903
FHLB stock	2,439	2,439	2,439	2,439
Accrued interest receivable	1,952	1,952	2,028	2,028

Liabilities:
NOW and MMDA deposits (1)	$84,627	$84,627	$84,380	$84,380
Other savings deposits	40,836	40,836	39,378	39,378
Certificate accounts	218,909	224,385	207,943	210,852
FHLB advances & other borrowed money	37,041	38,335	37,198	39,199
Accrued interest payable	212	212	220	220
Off balance sheet instruments	—	—	—	—

(1) Includes non-interest bearing accounts

(12) Comprehensive Income (Loss)

Total comprehensive income (loss) includes all changes in stockholders equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s other comprehensive income (loss) is comprised of unrealized holding gains and losses on securities available-for-sale and the effects of changes in the liability for retirement plans.

The table below provides a reconciliation of the components of other comprehensive income (loss) to the disclosure provided in the statement of changes in stockholders’ equity.

The components of other comprehensive income (loss), net of taxes, were as follows for the following fiscal periods:

(Dollars in Thousands)

		Tax
	Before	Benefit	Net of
	Tax	(Expense)	Tax
For the three month period ended June 30, 2009:
Unrealized losses on available for sale securities
Unrealized holding losses arising during period	$(214)	$73	$(141)
Change in unrealized gain on available for sale securities	(214)	73	(141)
Change in liability in retirement plans	—	—	—
Other comprehensive income	$(214)	$73	$(141)

For the three month period ended June 30, 2008:
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$(98)	$35	$(63)
Plus: reclassification adjustment for net losses arising during the period	153	(52)	101
Less: reclassification for impairment charge included in net loss	(992)	336	(656)
Change in unrealized loss on available for sale securities	(937)	319	(618)
Change in liability in retirement plans	—	—	—
Other comprehensive loss	$(937)	$319	$(618)

(Dollars in Thousands)

		Tax
	Before	Benefit	Net of
	Tax	(Expense)	Tax
For the six month period ended June 30, 2009:
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$6	$(2)	$4
Change in unrealized gain on available for sale securities	6	(2)	4
Change in liability in retirement plans	—	—	—
Other comprehensive income	$6	$(2)	$4

For the six month period ended June 30, 2008:
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$103	$(34)	$69
Plus: reclassification adjustment for net losses arising during the period	153	(52)	101
Less: reclassification for impairment charge included in net loss	(629)	213	(416)
Change in unrealized loss on available for sale securities	(373)	127	(246)
Change in liability in retirement plans	—	—	—
Other comprehensive loss	$(373)	$127	$(246)

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

Income Taxes. Management makes estimates and judgments to calculate various tax liabilities and determine the recoverability of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses.  As of June 30, 2009, the Company carried $645,000 in deferred tax assets from the loss on the sale and impairment charges taken on certain mutual funds.  The Company must generate capital gains within a certain time period to realize the tax benefit from these capital losses.  We also estimate a deferred tax asset valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.  These estimates and judgments are inherently subjective.  Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision to our initial estimates.

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

Other than Temporary Impairment of Investment Securities and Mortgage Backed Securities.  The Company is required to perform periodic reviews of individual securities in its investment portfolio to determine whether a decline in the fair value of a security below its amortized cost is other than temporary.  A review of other than temporary impairment requires management to make certain judgments regarding the nature of the decline, its effect on the consolidated financial statements and the probability, extent and timing of a valuation recovery and the Company’s intent and ability to hold the security until market recovery.  Management evaluates securities for other than temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluations.  The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.  As of June 30, 2009 management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Total assets increased $12.3 million or 2.9% to $436.4 million at June 30, 2009 compared to $424.1 million at December 31, 2008.  This increase was primarily due to a $20.1 million or 70.9% increase in total cash and cash equivalents and a $2.5 million or 0.9% increase in loans receivable, net of allowance for loan losses.  The increase was partially offset by a $9.7 million or 25.6% decrease in investment securities available for sale and a $4.6 million or 14.5% decrease in mortgage backed securities available for sale.  The increase in total cash and cash equivalents was primarily attributed to an increase in customer deposits as well as the decrease in investment securities available for sale that resulted from certain securities being called by the issuers and the decrease in mortgage backed securities available for sale which was due to normal principal repayments.

Total liabilities increased $12.7 million or 3.4% to $387.9 million at June 30, 2009 compared to $375.2 million at December 31, 2008.  This increase was due to a $12.7 million or 3.8% increase in total deposits.  Management believes the increase in deposits was primarily attributable to consumers seeking more stable investments, such as insured deposits, given the current economic environment.

Stockholders’ equity decreased $401,000 to $48.5 million as of June 30, 2009 compared to $48.9 million at December 31, 2008. Beginning January of 2009, the Company commenced a 292,612 share repurchase program and has repurchased 111,000 shares at an average price of $8.15 per share through June 30, 2009, which decreased stockholders’ equity by $905,000.  The decrease was partially offset by net income of $625,000 for the six months ended June 30, 2009.

Nonperforming assets, which consist of nonaccruing loans, accruing loans 90 days or more delinquent and other real estate owned (OREO) (which includes real estate acquired through, or in lieu of, foreclosure) increased to $11.2 million or 2.57% of total assets at June 30, 2009 from $7.0  million or 1.65% of total assets at December 31, 2008.  This increase was primarily due to the placement of a $3.9 million residential real estate construction loan on nonaccrual.  This loan is secured by 18 substantially completed condominium units, 2 of which have been sold and settled, located near center city Philadelphia.  At June 30, 2009, the $11.2 million of nonperforming assets consisted of $1.7 million of accruing loans 90 days or more delinquent, $7.4 million of nonaccrual loans, and $2.1 million in OREO.  At June 30, 2009, the $7.4 million of nonaccrual loans consisted of two single family real estate loans totaling $1.4 million, ten commercial real estate loans totaling $1.8 million, one real estate construction loan in the amount of $3.9 million, and one commercial business loan in the amount of $248,000.  The amount of specific reserves related to nonaccrual loans was $249,000 as of June 30, 2009.  Management continues to aggressively pursue the collection and resolution of all delinquent loans.

At June 30, 2009 and December 31, 2008, the allowance for loan losses amounted to $3.3 million and $3.2 million, respectively.  At June 30, 2009, the allowance for loan losses amounted to 35.7% of nonperforming loans and 1.15% of total loans receivable, as compared to 45.3% and 1.13%, respectively, at December 31, 2008.  The decrease in the allowance for loan losses to total nonperforming loans was due to our analysis of the underlying real estate collateral securing these loans which warranted little in additional reserves in most cases.

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

Comparison of Results of Operations for the Three and Six Months ended June 30, 2009 and June 30, 2008

General.  Net income increased $129,000 or 152.6% to $213,000 or $0.03 per share for the three months ended June 30, 2009 as compared to $84,000 or $0.01 per share for the same period in 2008.  The increase in net income was primarily due to the prior year $266,000 impairment charge on certain mutual funds and a $153,000 loss on the sale of certain mutual funds recorded during the three month period in 2008, and a increase in net interest income of $81,000 or 3.0% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  These items were partially offset by an increase in other expenses which included an increase of $277,000 or 543.1% in deposit insurance premiums for the three months ended June 30, 2009 when compared to the same period in 2008.

Net income increased $499,000 or 396.0% to $625,000 or $0.09 per share for the six months ended June 30, 2009 as compared to $126,000 or $0.02 per share for the same period in 2008.  The increase in net income was primarily due to the prior year $629,000 impairment charge on certain mutual funds and a $153,000 loss on the sale of certain mutual funds recorded during the six month period in 2008, and a increase in net interest income of $370,000 or 7.0% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  These items were partially offset by an increase in other expenses which included an increase of $389,000 or 637.7% in deposit insurance premiums for the six months ended June 30, 2009, including a $195,000 charge for an FDIC special assessment payable on September 30, 2009, when compared to the same period in 2008.

Net Interest Income.  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income increased $81,000 or 3.0% during the three months ended June 30, 2009 as compared to the same period in 2008.  This increase was the result of a $395,000 decrease in interest expense primarily due to a 57 basis point or 17.4% decrease in the average rates paid on interest bearing liabilities.  The increase was partially offset by a $314,000 decrease in interest income as a result of a 44 basis point or 7.9% decrease in the average rates earned on interest earning assets and a $14.6 million or 4.2% increase in the average balance of interest bearing liabilities.  As a result, the interest rate spread increased 13 basis points from 2.32% for the three months ended June 30, 2008 to 2.45% for the three months ended June 30, 2009.

Net interest income increased $370,000 or 7.0% during the six months ended June 30, 2009 as compared to the same period in 2008.  This increase was the result of a $1.2 million decrease in interest expense primarily due to a 76 basis point or 21.5% decrease in the average rates paid on interest bearing liabilities.  The increase was partially offset by an $830,000 decrease in interest income as a result of a 43 basis point or 7.5% decrease in the average rates earned on interest earning assets and an $8.8 million or 2.5% increase in the average balance of interest bearing liabilities.  As a result, the interest rate spread increased 33 basis points from 2.16% for the six months ended June 30, 2008 to 2.49% for the six months ended June 30, 2009.

Interest Income.  Interest income decreased $314,000 or 5.7% to $5.2 million for the three months ended June 30, 2009, compared to the same period in 2008.  The decrease was due to a $138,000 or 78.4% decrease in interest income on balances due from depository institutions, a $52,000 or 14.0% decrease on interest income on mortgage backed securities, a $49,000 or 7.2% decrease in interest income from investment securities, and a $75,000 or 1.7% decrease in interest income on loans.  The decrease in interest income on balances due from depository institutions was due to a 165 basis point or 80.9% decrease in rates earned on balances due from depository institutions, partially offset by a $4.1 million or 11.9% increase in the average balance of the balances due from depository institutions.  The decrease in interest income on mortgage backed securities was due to a $3.7 million or 11.2% decrease in the average balance of the mortgage backed securities and a 15 basis point or 3.3% decrease in rates earned on mortgage backed securities.  The decrease in interest earned on investment securities was due to a $1.4 million or 2.5% decrease in the average balance in investment securities and a 23 basis point or 4.8% decrease in rates earned on investment securities.  The decrease in interest earned on loans was due to a 33 basis point or 5.2% decrease in rates earned on loans, partially offset by a $10.0 million increase in the average balance of the loans.

Interest income decreased $830,000 or 7.3% to $10.6 million for the six months ended June 30, 2009, compared to the same period in 2008.  The decrease was due to a $404,000 or 85.6% decrease in interest income on balances due from depository institutions, a $97,000 or 12.6% decrease on interest income on mortgage backed securities, a $179,000 or 12.6% decrease in interest income from investment securities, and a $150,000 or 1.7% decrease in interest income on loans.  The decrease in interest income on balances due from depository institutions was due to a 220 basis point or 84.0% decrease in rates earned on balances due from depository institutions and a $3.5 million or 9.8% decrease in the average balance of the balances due from depository institutions.  The decrease in interest income on mortgage backed securities was due to a $3.8 million or 11.3% decrease in the average balance of the mortgage backed securities and a 7 basis point or 1.5% decrease in rates earned on mortgage backed securities.  The decrease in interest earned on investment securities was due to a $6.4 million or 10.1% decrease in the average balance in investment securities and a 9 basis point or 1.9% decrease in rates earned on investment securities.  The decrease in interest earned on loans was due to a 45 basis point or 6.9% decrease in rates earned on loans, partially offset by a $14.8 million or 5.5% increase in the average balance of the loans.

Interest Expense.  Interest expense decreased $395,000 or 13.9% to $2.4 million for the three months ended June 30, 2009, compared to the same period in 2008.  This decrease was due to a decrease of $395,000 or 17.6% in interest expense on deposits.  The decrease in interest expense on deposits was due to a 21.3% or 62 basis point decrease in the average rate paid, partially offset by a $14.6 million or 4.7% increase in the average balance outstanding.

Interest expense decreased $1.2 million or 1.9% to $5.0 million for the six months ended June 30, 2009, compared to the same period in 2008.  This decrease was primarily due to a decrease of $1.2 million or 23.8% in interest expense on deposits.  The decrease in interest expense on deposits was due to a 25.9% or 83 basis point decrease in the average rate paid, partially offset by an $8.8 million or 2.8% increase in the average balance of deposits.

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

Average Balance Sheet

Three Months Ended June 30,

	2009			2008
	Average			Average
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans receivable (1) (2) (3) (4)	$282,700	$4,250	6.01%	$272,732	$4,325	6.34%
Mortgage-backed securities (3) (4)	28,867	320	4.43	32,521	372	4.58
Investment securities (4) (5)	55,434	630	4.55	56,854	679	4.78
Other interest-earning assets	38,673	38	0.39	34,557	176	2.04
Total interest-earning assets	405,674	5,238	5.16	396,664	5,552	5.60
Noninterest-earning assets	26,318			22,825
Total assets	$431,992			$419,489

Interest-bearing liabilities:
Deposits	$323,999	1,856	2.29	$309,392	2,251	2.91
FHLB advances and other borrowings	37,047	589	6.36	37,079	589	6.35
Total interest-bearing liabilities	361,046	2,445	2.71	346,471	2,840	3.28
Noninterest-bearing Liabilities	21,922			23,308
Total liabilities	382,968			369,779
Stockholders’ equity	49,024			49,710
Total liabilities and stockholders’ equity	$431,992			$419,489

Net interest-earning assets	$44,628			$50,193
Net interest income/interest rate spread		$2,793	2.45%		$2,712	2.32%
Net yield on interest-earning assets (4)			2.75%			2.73%

(1)           Includes loans held for sale.

(2)           Nonaccrual loans and loan fees have been included.

(3)           Net interest income divided by interest-earning assets.

(4)           The indicated yields are not reflected on a tax equivalent basis.

(5)           Includes dividend income.

Average Balance Sheet

Six Months Ended June 30,

	2009			2008
	Average			Average
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans receivable (1) (2) (3) (4)	$282,827	$8,530	6.03%	$267,985	$8,680	6.48%
Mortgage-backed securities (3) (4)	30,070	674	4.48	33,884	771	4.55
Investment securities (4) (5)	56,767	1,332	4.69	63,170	1,511	4.78
Other interest-earning assets	32,503	68	0.42	36,038	472	2.62
Total interest-earning assets	402,167	10,604	5.27	401,077	11,434	5.70
Noninterest-earning assets	26,105			21,939
Total assets	$428,272			$423,016

Interest-bearing liabilities:
Deposits	$321,304	3,812	2.37	$312,469	5,004	3.20
FHLB advances and other borrowings	37,051	1,171	6.32	37,079	1,179	6.36
Total interest-bearing liabilities	358,355	4,983	2.78	349,548	6,183	3.54
Noninterest-bearing Liabilities	20,945			22,904
Total liabilities	379,300			372,452
Stockholders’ equity	48,972			50,564
Total liabilities and stockholders’ equity	$428,272			$423,016

Net interest-earning assets	$43,812			$51,529
Net interest income/interest rate spread		$5,621	2.49%		$5,251	2.16%
Net yield on interest-earning assets (4)			2.80%			2.62%

(1)           Includes loans held for sale.

(2)           Nonaccrual loans and loan fees have been included.

(3)           Net interest income divided by interest-earning assets.

(4)           The indicated yields are not reflected on a tax equivalent basis.

(5)           Includes dividend income.

Provision for Loan Losses.  The provision for loan losses amounted to $75,000 and $45,000 for the three months ended June 30, 2009 and 2008, respectively.  The provision for loan losses amounted to $150,000 and $210,000 for the six months ended June 30, 2009 and 2008, respectively.  The decrease for the six month period in the provision for loan losses was primarily due to a partial charge-off in the first quarter of 2008 in the amount of $100,000 on a commercial loan.  Such provisions were primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of nonperforming loans and the current economic environment.

Other Income (Loss).  Other income (loss) was $299,000 for the three months ended June 30, 2009 as compared to a loss of $99,000 for the same period in 2008.  The increase was primarily the result of the Company identifying impairment charges related to its remaining investment in certain mutual funds as other than temporary and recording a $266,000 pretax loss against operating income in the second quarter of 2008.  Also, in April 2008, the Company sold approximately $15.5 million of the mutual funds and recorded a pretax loss on the sale of securities of $153,000.  The remaining mutual funds were sold to Alliance Mutual Holding Company in the third quarter of 2008 at fair value.  The increase in other income (loss) was partially offset by an $18,000 or 20.9% decrease in service charges on deposit accounts, and a $6,000 or 6.3% decrease in management fees.

Other income (loss) was $590,000 for the six months ended June 30, 2009 as compared to a loss of $141,000 for the same period in 2008.  The increase was primarily the result of the Company identifying impairment charges related to its investment in certain mutual funds as other than temporary and recording a $629,000 pretax loss against operating income during the six month period ended June 30, 2008.  Also, in April 2008, the Company sold approximately $15.5 million of the mutual funds and recorded a pretax loss on the sale of securities of $153,000.  The remaining mutual funds were sold to Alliance Mutual Holding Company in the third quarter of 2008 at fair value.  The increase in other income (loss) was partially offset by a $33,000 or 18.5% decrease in service charges on deposit accounts, and a $12,000 or 6.3% decrease in management fees.

Other Expenses. Other expenses increased $270,000 or 10.3% to $2.9 million for the three months ended June 30, 2009 compared to the same period in 2008.  The increase was primarily due to a $277,000 or 543.1% increase in deposit insurance premiums which includes a $195,000 charge for the FDIC special assessment the Company has accrued.  In May 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on the Bank’s assets less Tier 1 capital, with a cap of 10 basis points times deposits as of June 30, 2009, payable on September 30, 2009.    The final rule also permits the FDIC to levy additional 5 basis point special assessments if needed in the third and fourth quarters of 2009.  Also contributing to the increase in other expense was a $59,000 or 4.1% increase in salaries and employee benefits and a $29,000 or 290.0% increase in loan and OREO expense.  The increase in other expenses was partially offset by a $39,000 or 7.9% decrease in occupancy and equipment expense, a $19,000 or 17.8% decrease in advertising and marketing expense and a $38,000 or 10.3% decrease in other noninterest expense.

Other expenses increased $429,000 or 8.5% to $5.5 million for the six months ended June 30,

2009 compared to the same period in 2008.  The increase was primarily due to a $389,000 or 637.7% increase in deposit insurance premiums which includes $195,000 charge for the FDIC special assessment the Company has accrued.  Also contributing to the increase in other expense was an $87,000 or 3.6% increase in salaries and employee benefits and a $31,000 or 134.8% increase in loan and OREO expense.  The increase in other expenses was partially offset by a $36,000 or 3.6% decrease in occupancy and equipment expense and a $41,000 or 22.0% decrease in advertising and marketing expense and a $42,000 or 5.7% decrease in other noninterest expense.

Income Tax Benefit. Income tax benefit amounted to $(83,000) and $(133,000) for the three months ended June 30, 2009 and 2008, respectively, resulting in effective tax rates of (63.8)% and (271.4)%, respectively.  The decrease in income tax benefit was primarily due to a higher amount of income (loss) before income tax expense (benefit).

Income tax benefit amounted to $(59,000) and $(292,000) for the six months ended June 30, 2009 and 2008, respectively, resulting in effective tax rates of (10.4)% and (175.9)%, respectively.  The decrease in income tax benefit was primarily due to a higher amount of income (loss) before income tax expense (benefit).

Liquidity and Capital Resources

Liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations.  Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition.  Management attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors.  Any excess funds are invested in overnight and other short-term interest-earning accounts.  Cash flows are generated through the retail deposit market, its traditional funding source, for use in investing activities.  In addition, the borrowings such as Federal Home Loan Bank advances may be utilized for liquidity or profit enhancement.  At June 30, 2009, the Company had $37.0 million of outstanding advances and approximately $124.2 million of additional borrowing capacity from the FHLB of Pittsburgh.  Further, the Company has access to the Federal Reserve Bank discount window.  At June 30, 2009 no such funds were outstanding.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Company.  At June 30, 2009, the total approved loan commitments outstanding amounted to $12.9 million.  At the same date, commitments under unused lines of credit amounted to $31.3 million.  Certificates of deposit scheduled to mature in one year or less at June 30, 2009 totaled $182.2 million.  Management believes that a significant portion of maturing deposits will remain with the Company.  For the quarter ended June 30, 2009, there were no material changes in contractual obligations that were outside of the ordinary course of business.  Management anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

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

(a) — (b)    Not Applicable

(c)           The following table sets forth information with respect to purchases made by or  on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

April 2009	—	—	—	242,612
May 2009	31,000	$8.42	31,000	211,612
June 2009	30,000	8.58	30,000	181,612

Totals	61,000	$8.50	61,000	181,612

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

Item 3.   Defaults Upon Senior Securities

Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on April 22, 2009.

(a)          At the Annual Meeting, Messrs. Cotter, Hecht, and Raggi were elected as directors for a three year term expiring in 2012.  In addition, Messrs. Carr,

Cirucci, Flatley, Meier, Rainer, Stonier, and Woolard will continue as directors after the Annual Meeting.

(b)         There were 6,617,614 shares of Common Stock of the Company eligible to be voted at the Annual Meeting and 6,543,614 shares were represented at the meeting by the holders thereof, which constituted a quorum.  The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

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

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Date: August 10, 2009	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci, President
and Chief Executive Officer

Date: August 10, 2009	By:	/s/ Peter J. Meier
Peter J. Meier, Executive Vice President and Chief Financial Officer