Form 10-Q
period 2009-09-30
ALLIANCE BANCORP INC OF PENNSYLVANIA
filed 2009-11-09
CIK 1373079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _______________

Commission File No.:  001-33189

ALLIANCE BANCORP, INC. OF PENNSYLVANIA
(Exact name of registrant as specified in its charter)

Pennsylvania	56-2637804
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

541 Lawrence Road
Broomall, Pennsylvania	19008
(Address)	(Zip Code)

(610) 353-2900
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  Registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files).   Yes ___ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___                                                                                            Accelerated filer ___

Non-accelerated filer___ (Do not check if a smaller reporting company)    smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

The number of shares outstanding of Common Stock, par value $0.01 per share, of the Registrant as of November 6, 2009, was 6,781,676.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Part I – Item 1.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Financial Condition (unaudited)
(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2009	2008

Assets
Cash and cash due from depository institutions	$ 8,732	$ 7,849
Interest bearing deposits with depository institutions	52,562	20,459
Total cash and cash equivalents	61,294	28,308
Investment securities available for sale	34,103	37,814
Mortgage-backed securities available for sale	25,314	31,921
Investment securities held to maturity
(fair value - 2009, $24,395; 2008, $23,958)	23,805	24,256
Loans receivable - net of allowance for loan
losses - 2009, $3,235; 2008, $3,169	280,570	278,437
Accrued interest receivable	2,034	2,028
Premises and equipment – net	2,507	2,764
Other real estate owned	2,871	---
Federal Home Loan Bank (FHLB) stock-at cost	2,439	2,439
Bank owned life insurance	11,098	10,830
Deferred tax asset, net	4,299	4,328
Prepaid expenses and other assets	1,233	985

Total Assets	$ 451,567	$ 424,110

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing deposits	$ 13,475	$ 13,610
Interest bearing deposits	351,046	318,091
Total deposits	364,521	331,701
Demand notes issued to the U.S. Treasury	2	198
FHLB advances	32,000	37,000
Accrued expenses and other liabilities	6,595	6,312
Total Liabilities	403,118	375,211

Stockholders’ Equity
Common stock, $.01 par value; shares authorized – 15,000,000;
shares issued - 7,225,000, and outstanding -
2009, 6,781,676, 2008, 6,957,676	72	72
Additional paid-in capital	24,029	24,029
Retained earnings - partially restricted	29,657	28,836
Unearned shares held by Employee Stock Ownership Plan (ESOP)	(644)	(722)
Accumulated other comprehensive loss	(809)	(930)
Treasury stock, at cost: 2009, 443,324 shares; 2008, 267,324 shares	(3,856)	(2,386)
Total Stockholders’ Equity	48,449	48,899

Total Liabilities and Stockholders’ Equity	$ 451,567	$ 424,110

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Income (unaudited)
(Dollar amounts in thousands, except per share data)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest and Fees and Dividend Income
Loans	$4,252	$4,446	$12,782	$13,126
Mortgage-backed securities	290	357	964	1,128
Investment securities:
Taxable	378	329	1,109	947
Tax – exempt	289	275	890	820
Dividends	---	40	---	388
Balances due from depository institutions	56	183	124	655
Total interest and dividend income	5,265	5,630	15,869	17,064

Interest Expense
Deposits	1,756	2,184	5,568	7,188
FHLB advances and other borrowed money	534	596	1,705	1,775
Total interest expense	2,290	2,780	7,273	8,963

Net Interest Income	2,975	2,850	8,596	8,101
Provision for Loan Losses	75	45	225	255
Net Interest Income After Provision for Loan Losses	2,900	2,805	8,371	7,846

Other Income (Loss)
Service charges on deposit accounts	71	88	216	266
Management fees	90	96	270	288
Other fee income	41	40	123	122
Gain on sale of loans	---	2	---	6
Gain on sale of OREO	21	---	21	---
Loss on the sale of investment securities	---	(5)	---	(158)
Impairment charge on investment securities	---	(253)	---	(882)
Increase in cash surrender value of bank owned life insurance	86	91	268	275
Other	---	---	1	1
Total other income (loss)	309	59	899	(82)

Other Expenses
Salaries and employee benefits	1,548	1,455	4,474	4,294
Occupancy and equipment	430	501	1,384	1,491
Advertising and marketing	71	147	216	333
Professional fees	122	94	399	330
Deposit insurance premiums	155	67	605	128
Loan and OREO expense	30	7	84	30
Other noninterest expense	339	383	1,028	1,114
Total other expenses	2,695	2,654	8,190	7,720

Income Before Income Tax Expense (Benefit)	514	210	1,080	44

Income Tax Expense (Benefit)	55	(47)	(4)	(339)

Net Income	$459	$257	$1,084	$383

Basic Earnings per Share	$0.07	$0.04	$0.16	$0.05

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(Dollar amounts in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Partially Restricted	Unearned Shares Held by ESOP	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income

Balance, January 1, 2008	$72	$24,041	$ ---	$28,975	$ (843)	$(787)	$51,458
ESOP shares committed to be released					45		45
Net income				383			383	$ 383
Dividends declared ($0.18 per share)				(563)			(563)
Acquisition of Treasury Stock (232,324 shares)			(2,105)				(2,105)
Other comprehensive loss – net of tax
benefit of $137						(265)	(265)	(265)

Balance, September 30, 2008	$72	$24,041	$(2,105)	$28,795	$(798)	$(1,052)	$48,953	$ 118

Balance, January 1, 2009	$72	$24,029	$(2,386)	$28,836	$ (722)	$(930)	$48,899
ESOP shares committed to be released					78		78
Net income				1,084			1,084	$1,084
Dividends declared ($0.09 per share)				(263)			(263)
Acquisition of Treasury Stock (176,000 shares)			(1,470)				(1,470)
Other comprehensive income – net of
tax expense of $62						121	121	121

Balance, September 30, 2009	$72	$24,029	$(3,856)	$29,657	$(644)	$(809)	$48,449	$1,205

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)
	For the Nine Months
	Ended September 30,
	2009	2008
Cash Flow From Operating Activities
Net income	$1,084	$383
Adjustments to reconcile net income to cash
provided by operating activities:
Provision for:
Loan losses	225	255
Depreciation and amortization	399	526
Gain on sale of loans	---	(6)
Gain on sale of OREO	(21)	---
Loss on the sale of investment securities	---	158
Impairment charge on investment securities	---	882
ESOP shares committed to be released	78	45
Origination of loans held for sale	---	(1,328)
Deferred tax benefit	(33)	(446)
Proceeds from loans sold in the secondary market	---	1,400
Changes in assets and liabilities which provided (used) cash:
Accrued expenses and other liabilities	283	374
Prepaid expenses and other assets	(248)	(599)
Increase in cash surrender value of bank owned life insurance	(268)	(274)
Accrued interest receivable	(6)	(24)
Net cash provided by operating activities	1,493	1,346

Cash Flow From Investing Activities
Purchase of investment securities-available for sale	(23,000)	(17,635)
Purchase of investment securities-held to maturity	(4,085)	(2,000)
Loans originated and acquired	(45,500)	(58,298)
Proceeds from maturities and calls of investment securities	31,014	18,970
Proceeds from the sale of investment securities-available for sale	---	18,108
Purchase of FHLB Stock	---	(117)
Principal repayments of:
Loans	40,269	44,571
Mortgage-backed securities	7,023	6,484
Purchase of premises and equipment	(142)	(423)
Proceeds from the sale of OREO	53	---
Investment in OREO	(30)	---
Net cash provided by investing activities	5,602	9,660

Cash Flow From Financing Activities
Dividends paid	(263)	(563)
Increase in deposits	32,820	4,704
Purchase of treasury stock	(1,470)	(2,105)
(Decrease) increase in demand notes issued to the U.S. Treasury	(196)	34
Repayment of FHLB Advances	(5,000)	---
Net cash provided by financing activities	25,891	2,070

Increase in Cash and Cash Equivalents	32,986	13,076
Cash and Cash Equivalents, Beginning of Year	28,308	42,079
Cash and Cash Equivalents, End of Year	$61,294	$55,155

Supplemental Disclosures of Cash Flow Information-
Cash paid during the period for:
Interest	$7,309	$9,006
Income taxes	$ 100	$ 300

Supplemental Schedule of Noncash and Financial Investing Activities:
Other real estate acquired in settlement of loans	$2,873	$ ---

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

As a result of the reorganization and offering, Alliance Mutual Holding Company (the “Holding Company”) owned 55% of the outstanding common stock of Alliance Bancorp and minority public stockholders owned the remaining 45% of the outstanding common stock of Alliance Bancorp.  Following purchases of treasury stock, at September 30, 2009, the Holding Company owned 58.6% of the outstanding common stock of Alliance Bancorp and the minority public shareholders owned the remaining 41.4%.  The Holding Company is a federally chartered mutual holding company.  The Holding Company and the Company are subject to regulation and supervision of the Office of Thrift Supervision.

The Bank is a community oriented savings bank headquartered in Broomall, Pennsylvania.  The Bank operates a total of nine banking offices located in Delaware and Chester Counties, which are suburbs of Philadelphia.  The Bank’s primary business consists of attracting deposits from the general public and using those funds, together with borrowed funds, to originate loans to its customers and invest in securities such as United States ("U.S.") Government and agency securities, mortgage-backed securities and municipal obligations.

The Bank is primarily engaged in attracting deposits from the general public through its branch offices and using such deposits primarily to (i) originate and purchase loans secured by first liens on single-family (one-to-four units) residential and commercial real estate properties and (ii) invest in securities issued by the U.S. Government and agencies thereof, municipal and corporate debt securities and certain mutual funds.  The Bank derives its income principally from interest earned on loans, mortgage-backed securities and investments and, to a lesser extent, from fees received in connection with the origination of loans and for other services.  The Bank's primary expenses are interest expense on deposits and borrowings and general operating expenses.

The Bank is subject to regulation by the Pennsylvania Department of Banking (the "Department"), as its chartering authority and primary regulator, and by the Federal Deposit Insurance Corporation (the "FDIC"), which insures the Bank's deposits up to applicable limits.

The accompanying unaudited consolidated financial statements of Alliance Bancorp, Inc. of Pennsylvania include the accounts of the Company, the Bank and Alliance Delaware Corporation.  The Bank is a wholly owned subsidiary of the Company and Alliance Delaware Corporation is a wholly owned subsidiary of Alliance Bank.  Intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and rule 10-1 of Regulation X and, therefore, do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (US GAAP).  The consolidated statement of financial condition at December 31, 2008, has been derived from audited financial statements but does not include all information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results which may be expected for the year ending December 31, 2009 or any other period.  All significant intercompany accounts and transactions have been eliminated. For comparative purposes, prior periods’ consolidated financial statements have been reclassified to conform to report classifications of the current year. The reclassifications had no effect on net income.  The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company has evaluated events and transactions occurring subsequent to September 30, 2009, for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through November 9, 2009, the date these financial statements were issued.

(2) Related Party Transactions
The Bank maintains a lease agreement with the Holding Company for one of its office locations.    The initial lease term expires in September 2015 and the Bank has paid $10,500 and $31,500 during both the three and nine months ended September 30, 2009 and September 30, 2008, respectively. In addition, the Bank maintains a management fee agreement with the Holding Company which provides for the sharing of certain public company related expenses.  Such expenses include salaries and benefits, insurance expenses, professional fees and directors’ fees.  The Bank has received management fees amounting to $90,000 and $270,000 for the three and nine months ended September 30, 2009 and $96,000 and $288,000 for the three and nine months ended September 30, 2008, respectively.

(3) Commitments and Contingencies
Standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount.  The maximum exposure related to these commitments at September 30, 2009 was $1.3 million which was secured by real estate, cash, and marketable securities.

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

(5) Dividend Restriction
The Holding Company held 3,973,750 shares, or 58.6%, of the Company's outstanding common stock, and the minority public shareholders held 41.4% of outstanding stock at September 30, 2009. The Holding Company has filed a notice with the Office of Thrift Supervision ("OTS") to waive its right to receive cash dividends during the 2009 calendar year. The Company paid a third quarter cash dividend on August 21, 2009 to all minority public shareholders.

The Holding Company has waived receipt of past dividends paid by the Company. The dividends waived are considered as a restriction on the retained earnings of the Company. As of September 30, 2009 and December 31, 2008, the aggregate retained earnings restricted for cash dividends waived were $2,066,350 and $1,708,713, respectively.

(6) Recent Accounting Pronouncements.
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 —Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.    ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets.  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, SFAS 166 amends the guidance in FASB ASC Topic 820, by removing the concept of a qualifying special-purpose entity and removes the exception from applying the guidance in FASB ASC Topic 810-10 to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach used FASB ASC Topic 820. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  The Company has not determined the effect that the adoption of SFAS 166 will have on our consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  This statement amends the guidance in FASB Topic 810-10 to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS 167 also amends FASB ASC Topic 810-10 to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS 167 is effective for fiscal years beginning after November 15, 2009.  The Company has not determined the effect that the adoption of SFAS 167 will have on our consolidated financial position or results of operations.

The FASB issued ASU 2009—05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” in August, 2009 to provide guidance when estimating the fair value of a liability.  When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach.  If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value.  The ASU was effective October 1, 2009 for the Company and will have no impact on the Company’s financial position or operations.

ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September, 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date.   Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed.  The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted.  The Company does not have investments in such entities and, therefore, there will be no impact to our financial statements.

Issued October, 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

(7) Earnings Per Share
There are no convertible securities which would affect the net income (numerator) in calculating earnings per share.  Basic earnings per share data are based on the weighted-average number of shares outstanding during each period.  At the present time the Company’s capital structure has no potential dilutive securities.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic earnings per share computation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Net Income	$459,000	$257,000	$1,084,000	$383,000

Weighted average shares outstanding	6,834,719	7,013,539	6,883,588	7,069,792
Average unearned ESOP shares	(64,541)	(80,547)	(67,419)	(82,053)
Weighted average shares outstanding – basic	6,770,178	6,932,992	6,816,169	6,987,739

Basic earnings per share	$0.07	$0.04	$0.16	$0.05

(8) Employee Stock Ownership Plan
The Bank has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet the eligibility requirements as defined in the ESOP.  The ESOP purchased 90,333 shares of common stock in the offering completed on January 30, 2007 using the proceeds of a loan from the Company.  The Bank makes quarterly payments of principal and interest, at a rate of 8.25% to the Company, over a term of 8 years, which was reduced from the original term of 15 years.  The loan is secured by the shares of the stock purchased.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense for the three and nine months ended September 30, 2009 was $27,000 and $78,000, respectively.  For the three months ended September 30, 2009 shares released for allocation, average unearned ESOP shares, and total ESOP shares were 2,878, 64,541, and 90,333, respectively.  For the nine months ended September 30, 2009 shares released for allocation, average unearned ESOP shares, and total ESOP shares were 8,635, 67,419, and 90,333, respectively.  The compensation expense for the three and nine months ended September 30, 2008 was $15,000 and $45,000, respectively.  For the three months ended September 30, 2008 shares released for allocation, average unearned ESOP shares, and total ESOP shares were 1,506, 80,547, and 90,333, respectively.  For the nine months ended September 30, 2008 shares released for allocation, average unearned ESOP shares, and total ESOP shares were 4,517, 82,053, and 90,333, respectively.

(9) Retirement Plans
The Bank has a defined benefit pension plan which covers all full-time employees meeting certain eligibility requirements.  The Bank has contributed $600,000 to the plan for 2009. As required under FASB ASC Topic 715, Compensation – Retirement Benefits, the net pension costs included the following components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Net Periodic Benefit Cost
Service Cost	$73,969	$67,566	$221,907	$221,908
Interest Cost	61,440	66,868	184,320	184,322
Expected Return on Plan Assets	(57,073)	(82,520)	(171,219)	(226,472)
Amortization of Transition Obligation	---	(876)	---	---
Amortization of Prior Service Cost	3,171	3,172	9,513	9,514
Amortization of (Gain)/Loss	26,493	(5,960)	79,479	4,478
Net Periodic Benefit Cost	$108,000	$48,250	$324,000	$193,750

The Bank has a Nonqualified Retirement and Death Benefit Agreement (the “Agreement”) with certain officers of the Bank.  The purpose of the Agreement is to provide the officers with supplemental retirement benefits equal to a specified percentage of final compensation and a pre-retirement death benefit if the officer does not attain the specific age requirement.  A summary of the interim information required under FASB ASC Topic 715, Compensation – Retirement Benefits, for the Agreement is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Net Periodic Benefit Cost
Service Cost	$8,779	$8,779	$26,337	$26,337
Interest Cost	55,294	55,485	165,882	166,455
Amortization of Prior Service Cost	---	58,163	---	174,489
Amortization of (Gain)/Loss	7,927	7,911	23,781	23,733
Net Periodic Benefit Cost	$72,000	$130,338	$216,000	$391,014

(10) Fair Value Accounting
Effective January 1, 2008, the Company adopted FASB ASC Topic 820, Fair Value Measurement and Disclosures, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  FASB ASC Topic 820 applies to other accounting pronouncements that require or permit fair value measurements.

FASB ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to validation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of fair value hierarchy under FASB ASC Topic 820 are as follows:

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

			September 30, 2009
	Less than 12 Months		12 Months or Longer				Total
	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale
U.S. Government obligations	$11,897	$103	$	---	$	---	$11,897	$103
Mortgage-backed securities	---	---		807		14	807	14

Total securities available for sale	$11,897	$103		$807		$14	$12,704	$117

Securities Held to Maturity Municipal obligations	$493	$7		$3,970		$76	$4,463	$83

			December 31, 2008
	Less than 12 Months		12 Months or Longer				Total
	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale
U.S. Government obligations	$1,987	$13	$	---	$	---	$1,987	$13
Mortgage-backed securities	2,594	70		4,407		86	7,001	156

Total securities available for sale	$4,581	$83		$4,407		$86	$8,988	$169

Securities Held to Maturity Municipal obligations	$9,192	$443		$1,559		$162	$10,751	$605

Other-than-temporary impairment, if any, is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

As of September 30, 2009 management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with the issuers of these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service.

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of September 30, 2009, there were 9 U.S. government obligations, 5 mortgage-backed securities, and 6 municipal obligations, which were in an unrealized loss position.  The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery. Management does not believe any individual unrealized loss as of September 30, 2009 represents an other-than-temporary impairment.

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

Dollars in Thousands
	September 30, 2009
	Amortized	Gross Unrealized		Fair
Available for Sale	Cost	Gain	Losses	Value

Obligations of U.S. Government agencies:
Due after 1 year through 5 years	$3,000	$7	---	$3,007
Due after 5 years through 10 years	16,996	169	(40)	17,125
Due after 10 years	13,974	60	(63)	13,971

Total	$33,970	$236	$(103)	$34,103

	September 30, 2009
	Amortized	Gross Unrealized			Fair
Held to Maturity	Cost	Gain	Losses		Value

Municipal Obligations:
Due after 5 year through 10 years	$5,652	$216	$	---	$5,868
Due after 10 years	18,153	457		(83)	18,527

Total	$23,805	$673		$(83)	$24,395

Dollars in Thousands
	December 31, 2008
	Amortized	Gross Unrealized		Fair
Available for Sale	Cost	Gain	Losses	Value

Obligations of U.S. Government agencies:
Due 1 year or less	$998	$34	---	$1,032
Due after 1 year through 5 years	1,000	22	---	1,022
Due after 5 years through 10 years	17,988	239	(11)	18,216
Due after 10 years	17,462	84	(2)	17,544

Total	$37,448	$379	$(13)	$37,814

	December 31, 2008
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gain	Losses	Value

Municipal Obligations:
Due after 5 year through 10 years	$7,639	$100	$(68)	$7,671
Due after 10 years	16,617	207	(537)	16,287

Total	$24,256	$307	$(605)	$23,958

Included in obligations of U.S. Government agencies at September 30, 2009 and December 31, 2008, were $18.0 and $17.0 million, respectively, of structured notes.   These structured notes were comprised of step-up bonds that provide the U.S. Government agency with the right, but not the obligation, to call the bonds on certain dates. Investment securities with an aggregate carrying value of $4.6 million and $4.0 million were pledged as collateral for certain deposits at September 30, 2009 and December 31, 2008, respectively.  There were no sales of investment securities in 2009 or 2008.

Mortgage-Backed Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and the fair values of mortgage-backed securities available for sale are as follows:

Dollars in Thousands

	September 30, 2009
	Amortized	Gross Unrealized			Fair
	Cost	Gain	Losses		Value

GNMA pass-through certificates	$2,318	$64	$	---	$2,382
FHLMC pass-through certificates	9,097	474		---	9,571
FNMA pass-through certificates	12,901	474		(14)	13,361

Total	$24,316	$1,012		$(14)	$25,314

	September 30, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gain	Losses	Value

GNMA pass-through certificates	$2,541	$30	$(79)	$2,492
FHLMC pass-through certificates	12,292	353	(4)	12,641
FNMA pass-through certificates	16,506	355	(73)	16,788

Total	$31,339	$738	$(156)	$31,921

At September 30, 2009 and December 31, 2008, the Bank had $3.6 million and $5.6 million, respectively, in mortgage-backed securities pledged as collateral for the treasury, tax and loan account and certain deposits.  At September 30, 2009 the Bank had $9.3 million in mortgage-backed securities pledged as collateral against our FHLB open credit line.  There were no sales of mortgage-backed securities in 2009 or 2008.

Impaired Loans
Impaired loans are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Management evaluates the FHLB stock for impairment in accordance with FASB ASC Topic 942-325, Investments-Other, Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the FHLB stock as of September 30, 2009.

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Investment securities available for sale	$34,103	$	---	$34,103	$	---
Mortgage backed securities available for sale	25,314		---	25,314		---
Total	$59,417	$	---	$59,417	$	---

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 are as follows:

Description	Total		(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$8,144	$	---	$ ---	$8,144

For non-financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 are as follows:

Description	Total		(Level 1) Quoted Prices in Active Markets for Identical Assets		(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Other real estate owned	$2,871	$	---	$	---	$2,871

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

Description	Total		(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs		(Level 3) Significant Unobservable Inputs

Investment securities available for sale	$37,814	$	---	$37,814	$	---
Mortgage backed securities available for sale	31,921		---	31,921		---
Total	$69,735	$	---	$69,735	$	---

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

Description	Total		(Level 1) Quoted Prices in Active Markets for Identical Assets		(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$2,589	$	---	$	---	$2,589

At December 31, 2008 there were no non-financial assets measured at fair value on a nonrecurring basis.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008.

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

Impaired Loans (Generally Carried at Fair Value), Impaired loans are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances, net of any valuation allowance.

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

Off-Balance Sheet Financial Instruments, Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

The estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Par Value
	(In Thousands)

Assets:
Cash and due from banks	$8,732	$8,732	$7,849	$7,849
Interest bearing deposits at banks	52,562	52,562	20,459	20,459
Investment securities	57,908	58,498	62,070	61,772
Mortgage-backed securities	25,314	25,314	31,921	31,921
Loans receivable	280,570	280,685	278,437	275,903
FHLB stock	2,439	2,439	2,439	2,439
Accrued interest receivable	2,034	2,034	2,028	2,028

Liabilities:
NOW and MMDA deposits(1)	$80,719	$80,719	$84,380	$84,380
Other savings deposits	40,470	40,470	39,378	39,378
Certificate accounts	243,332	246,808	207,943	210,852
FHLB advances & other borrowed money	32,002	33,018	37,198	39,199
Accrued interest payable	184	184	220	220
Off balance sheet instruments	---	---	---	---

_______________________
 (1) Includes non-interest bearing accounts

(11)Loans Receivable - Net

Loans receivable consist of the following:

Dollars in Thousands	September 30,	December 31,
	2009	2008
Real estate loans:
Single-family	$114,789	$116,683
Multi-family	1,244	1,281
Commercial	126,412	123,465
Land and construction	25,927	25,261
Commercial business	7,846	8,985
Consumer and other loans	7,646	5,937
Total loans receivable	283,864	281,612
Less:
Deferred fees	(59)	(6)
Allowance for loan losses	(3,235)	(3,169)
Loans receivable - net	$280,570	$278,437

The Bank originates loans to customers located primarily in Southeastern Pennsylvania. This geographic concentration of credit exposes the Bank to a higher degree of risk associated with this economic region.

Following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2009 and the year ended December 31, 2008:

Dollars in Thousands	September 30,	December 31,
	2009	2008

Balance, beginning of year	$3,169	$2,831
Provision charged to operations	225	585
Charge-offs	(159)	(366)
Recoveries	---	119

Balance, end of year	$3,235	$3,169

At September 30, 2009 and 2008, 100% of impaired loan balances were measured for impairment based on the fair value of the loans’ collateral.

Dollars in Thousands	September 30,	December 31,
	2009	2008

Impaired loans without a valuation allowance	$4,132	$1,603

Impaired loans with a valuation allowance	8,684	2,844

Total impaired loans	$12,816	$4,447

Valuation allowance related to impaired loans	$540	$255

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

The table below provides a reconciliation of the components of other comprehensive income (loss) to the disclosure provided in the consolidated statement of changes in stockholders’ equity.

The components of other comprehensive income (loss), net of taxes, were as follows for the following fiscal periods:

(Dollars in Thousands)		Tax
	Before	Benefit	Net of
	Tax	(Expense)	Tax
For the three month period ended September 30, 2009:
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$177	$(60)	$117
Change in unrealized gain on available for sale securities	177	(60)	117
Change in liability in retirement plans	-	-	-
Other comprehensive income	$177	$(60)	$117

For the three month period ended September 30, 2008:
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$1,007	$(342)	$665
Plus: reclassification adjustment for net losses arising during the period	5	(2)	3
Less: reclassification for impairment charge included in net loss	(253)	86	(167)
Change in unrealized gain on available for sale securities	759	(258)	501
Change in liability in retirement plans	-	-	-
Other comprehensive income	$759	$258	$501

(Dollars in Thousands)		Tax
	Before	Benefit	Net of
	Tax	(Expense)	Tax
For the nine month period ended September 30, 2009:
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$183	$(62)	$121
Change in unrealized gain on available for sale securities	183	(62)	121
Change in liability in retirement plans	-	-	-
Other comprehensive income	$183	$(62)	$121

For the nine month period ended September 30, 2008:
Net unrealized gains on available for sale securities
Net unrealized holding gains arising during period	$322	$(109)	$213
Plus: reclassification adjustment for net losses arising during the period	158	(54)	104
Less: reclassification for impairment charge included in net loss	(882)	300	(582)
Change in unrealized loss on available for sale securities	(402)	137	(265)
Change in liability in retirement plans	-	-	-
Other comprehensive loss, net	$(402)	$137	$(265)

The components of accumulated other comprehensive loss are as follows:

(Dollars in Thousands)
	September 30,	December 31,
	2009	2008

Net unrealized gain (loss) on securities	$746	$625
Net unrealized loss on retirement plans	(1,555)	(1,555)
Total accumulated other comprehensive loss	$(809)	$(930)

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

Income Taxes. Management makes estimates and judgments to calculate various tax liabilities and determine the recoverability of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses.  As of September 30, 2009, the Company carried $645,000 in deferred tax assets from the loss on the sale and impairment charges taken on certain mutual funds.  The Company must generate capital gains within a certain time period to realize the tax benefit from these capital losses.  We also estimate a deferred tax asset valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.  These estimates and judgments are inherently subjective.  Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision to our initial estimates.

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

Other than Temporary Impairment of Investment Securities and Mortgage Backed Securities.  The Company is required to perform periodic reviews of individual securities in its investment portfolio to determine whether a decline in the fair value of a security below its amortized cost is other than temporary.  A review of other than temporary impairment requires management to make certain judgments regarding the nature of the decline, its effect on the consolidated financial statements and the probability, extent and timing of a valuation recovery.  Management evaluates securities for other than temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluations.  The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.  As of September 30, 2009 management believes that the estimated fair value of investment securities and mortgage backed securities is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service.

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Total assets increased $27.5 million or 6.5% to $451.6 million at September 30, 2009 compared to $424.1 million at December 31, 2008.  This increase was primarily due to a $33.0 million or 116.5% increase in total cash and cash equivalents and a $2.1 million or 0.8% increase in loans receivable, net of allowance for loan losses.  These increases were partially offset by a $3.7 million or 9.8% decrease in investment securities available for sale and a $6.6 million or 20.7% decrease in mortgage backed securities available for sale.  The increase in total cash and cash equivalents was primarily attributed to an increase in customer deposits as well as the decrease in investment securities available for sale that resulted from certain securities being called by the issuers and the decrease in mortgage backed securities available for sale which was due to normal principal repayments.

Total liabilities increased $27.9 million or 7.4% to $403.1 million at September 30, 2009 compared to $375.2 million at December 31, 2008.  This increase was due to a $32.8 million or 9.9% increase in total deposits.  Management believes the increase in deposits was primarily attributable to consumers seeking more stable investments, such as insured deposits, given the current economic environment.

Stockholders’ equity decreased $450,000 to $48.5 million as of September 30, 2009 compared to $48.9 million at December 31, 2008. Beginning January of 2009, the Company commenced a 292,612 share repurchase program and has repurchased 176,000 shares of its common stock at an average price of $8.36 per share through September 30, 2009, which decreased stockholders’ equity by $1.5 million.  The decrease was partially offset by net income of $1.1 million for the nine months ended September 30, 2009.

Nonperforming assets, which consist of nonaccruing loans, accruing loans 90 days or more delinquent and other real estate owned (OREO) (which includes real estate acquired through, or in lieu of, foreclosure) increased to $10.7 million or 2.37% of total assets at September 30, 2009 from $7.0  million or 1.65% of total assets at December 31, 2008.  This increase was primarily due to the placement of a $3.9 million residential real estate construction loan on nonaccrual in the first quarter of 2009.  This loan is secured by 18 substantially completed condominium units, 2 of which have been sold and settled, located near center city Philadelphia.  At September 30, 2009, the $10.7 million of nonperforming assets consisted of $1.4 million of accruing loans 90 days or more delinquent, $6.4 million of nonaccrual loans, and $2.9 million in OREO.  At September 30, 2009, the $6.4 million of nonaccrual loans consisted of three single family real estate loans totaling $1.0 million, eleven commercial real estate loans totaling $1.2 million, one real estate construction loan in the amount of $3.9 million, and two commercial business loans in the amount of $322,000.  The amount of specific reserves related to nonaccrual loans was $304,000 as of September 30, 2009.  Management continues to aggressively pursue the collection and resolution of all delinquent loans.

At September 30, 2009 and December 31, 2008, the allowance for loan losses amounted to $3.23 million and $3.17 million, respectively.  At September 30, 2009, the allowance for loan losses amounted to 41.30% of nonperforming loans and 1.14% of total loans receivable, as compared to 45.3% and 1.13%, respectively, at December 31, 2008.  The decrease in the allowance for loan losses to total nonperforming loans was due to our analysis of the underlying real estate collateral securing these loans which warranted little in additional reserves in most cases.

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

Comparison of Results of Operations for the Three and Nine Months ended September 30, 2009 and September 30, 2008

General.  Net income increased $202,000 or 78.6% to $459,000 or $0.07 per share for the three months ended September 30, 2009 as compared to $257,000 or $0.04 per share for the same period in 2008.  The increase in net income was primarily due to the prior year $253,000 impairment charge on certain mutual funds recorded during the three month period in 2008, and an increase in net interest income of $125,000 or 4.4% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  These items were partially offset by an increase in other expenses which included an increase of $88,000 or 131.3% in deposit insurance premiums for the three months ended September 30, 2009 when compared to the same period in 2008.

Net income increased $701,000 or 183.0% to $1.1 million or $0.16 per share for the nine months ended September 30, 2009 as compared to $383,000 or $0.05 per share for the same period in 2008.  The increase in net income was primarily due to the prior year $882,000 impairment charge on certain mutual funds and a $158,000 loss on the sale of certain mutual funds recorded during the nine month period in 2008, and a increase in net interest income of $495,000 or 6.1% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  These items were partially offset by an increase in other expenses which included an increase of $477,000 or 372.7% in deposit insurance premiums for the nine months ended September 30, 2009, including a $195,000 charge for an FDIC special assessment paid on September 30, 2009, when compared to the same period in 2008.

Net Interest Income.  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income increased $125,000 or 4.4% during the three months ended September 30, 2009 as compared to the same period in 2008.  This increase was the result of a $490,000 decrease in interest expense, primarily due to a 72 basis point or 22.8% decrease in the average rates paid on interest bearing liabilities.  The increase was partially offset by a $365,000 decrease in interest income as a result of a 66 basis point or 11.6% decrease in the average rates earned on interest earning assets and a $22.9 million or 6.5% increase in the average balance of interest bearing liabilities.  As a result, the interest rate spread increased 6 basis points from 2.53% for the three months ended September 30, 2008 to 2.59% for the three months ended September 30, 2009.

Net interest income increased $495,000 or 6.1% during the nine months ended September 30, 2009 as compared to the same period in 2008.  This increase was the result of a $1.7 million decrease in interest expense, primarily due to a 73 basis point or 21.5% decrease in the average rates paid on interest bearing liabilities.  The increase was partially offset by a $1.2 million decrease in interest income as a result of a 52 basis point or 9.1% decrease in the average rates earned on interest earning assets and a $11.3 million or 3.2% increase in the average balance of interest bearing liabilities.  As a result, the interest rate spread increased 21 basis points from 2.32% for the nine months ended September 30, 2008 to 2.53% for the nine months ended September 30, 2009.

Interest Income.  Interest income decreased $365,000 or 6.5% to $5.3 million for the three months ended September 30, 2009, compared to the same period in 2008.  The decrease was due to a $127,000 or 69.4% decrease in interest income on balances due from depository institutions, a $67,000 or 18.8% decrease on interest income on mortgage backed securities, and a $194,000 or 4.4% decrease in interest income on loans, partially offset by a $23,000 or 3.6% increase in interest income from investment securities.  The decrease in interest income on balances due from depository institutions was due to a 140 basis point or 74.4% decrease in rates earned on balances due from depository institutions, partially offset by a $7.6 million or 19.6% increase in the average balance of the balances due from depository institutions.  The decrease in interest income on mortgage backed securities was due to a $4.4 million or 14.2% decrease in the average balance of the mortgage backed securities and a 25 basis point or 5.4% decrease in rates earned on mortgage backed securities.  The decrease in interest earned on loans was due to a 56 basis point or 8.6% decrease in rates earned on loans, partially offset by a $12.8 million or 4.7% increase in the average balance of the loans.  The increase in interest earned on investment securities was due to a $6.4 million or 12.0% increase in the average balance in investment securities, partially offset by a 36 basis point or 7.5% decrease in rates earned on investment securities.

Interest income decreased $1.2 million or 7.0% to $15.9 million for the nine months ended September 30, 2009, compared to the same period in 2008.  The decrease was due to a $532,000 or 81.2% decrease in interest income on balances due from depository institutions, a $162,000 or 14.4% decrease on interest income on mortgage backed securities, a $156,000 or 7.2% decrease in interest income from investment securities, and a $344,000 or 2.6% decrease in interest income on loans.  The decrease in interest income on balances due from depository institutions was due to a 191 basis point or 81.3% decrease in rates earned on balances due from depository institutions, partially offset by a $193,000 or 0.5% increase in the average balance of the balances due from depository institutions.  The decrease in interest income on mortgage backed securities was due to a $3.6 million or 11.1% decrease in the average balance of the mortgage backed securities and a 17 basis point or 3.7% decrease in rates earned on mortgage backed securities.  The decrease in interest earned on investment securities was due to a $570 thousand or 1.0% decrease in the average balance in investment securities and a 31 basis point or 6.3% decrease in rates earned on investment securities.  The decrease in interest earned on loans was due to a 46 basis point or 7.1% decrease in rates earned on loans, partially offset by a $13.2 million or 4.9% increase in the average balance of the loans.

Interest Expense.  Interest expense decreased $490,000 or 17.6% to $2.3 million for the three months ended September 30, 2009, compared to the same period in 2008.  This decrease was due to a decrease of $428,000 or 19.6% in interest expense on deposits.  The decrease in interest expense on deposits was due to a 73 basis point or 26.3% decrease in the average rate paid, partially offset by a $27.6 million or 8.8% increase in the average balance outstanding.

Interest expense decreased $1.7 million or 18.8% to $7.3 million for the nine months ended September 30, 2009, compared to the same period in 2008.  This decrease was primarily due to a decrease of $1.6 million or 22.5% in interest expense on deposits.  The decrease in interest expense on deposits was due to a 78 basis point or 25.7% decrease in the average rate paid, partially offset by a $12.6 million or 4.0% increase in the average balance of deposits.

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

Average Balance Sheet

                                 Three Months Ended September 30,

	2009			2008

	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (2) (3) (4)	$285,373	$4,252	5.96%	$272,608	$4,446	6.52%
Mortgage-backed securities (3) (4)	26,597	290	4.36	30,986	357	4.61
Investment securities (4) (5)	59,910	667	4.45	53,511	644	4.81
Other interest-earning assets	46,675	56	0.48	39,036	183	1.88
Total interest-earning assets	418,555	5,265	5.03	396,141	5,630	5.69
Noninterest-earning assets	27,534			24,670
Total assets	$446,089			$420,811

Interest-bearing liabilities:
Deposits	$341,997	1,756	2.05	$314,420	2,184	2.78
FHLB advances and other borrowings	33,176	534	6.44	37,900	596	6.29
Total interest-bearing liabilities	375,173	2,290	2.44	352,320	2,780	3.16
Noninterest-bearing
Liabilities	22,212			19,351
Total liabilities	397,385			371,671
Stockholders’ equity	48,704			49,140
Total liabilities and
stockholders’ equity	$446,089			$420,811

Net interest-earning assets	$43,382			$43,821
Net interest income/interest
rate spread		$2,975	2.59%		$2,850	2.53%
Net yield on interest-
earning assets (4)			2.84%			2.88%

_____________________________
(1)	Includes loans held for sale.
(2)	Nonaccrual loans and loan fees have been included.
(3)	Net interest income divided by interest-earning assets.
(4)	The indicated yields are not reflected on a tax equivalent basis.
(5)	Includes dividend income.

Average Balance Sheet

                                                     Nine Months Ended September 30,

	2009			2008

	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (2) (3) (4)	$283,685	$12,782	6.01%	$270,516	$13,126	6.47%
Mortgage-backed securities (3) (4)	28,899	964	4.45	32,496	1,127	4.62
Investment securities (4) (5)	57,843	1,999	4.61	58,413	2,155	4.92
Other interest-earning assets	37,279	124	0.44	37,086	655	2.35
Total interest-earning assets	407,706	15,869	5.19	398,511	17,063	5.71
Noninterest-earning assets	26,570			25,963
Total assets	$434,276			$424,474

Interest-bearing liabilities:
Deposits	$328,275	5,568	2.26	$315,628	7,188	3.04
FHLB advances and other borrowings	35,745	1,705	6.36	37,086	1,774	6.38
Total interest-bearing liabilities	364,020	7,273	2.66	352,714	8,962	3.39
Noninterest-bearing
Liabilities	21,374			21,972
Total liabilities	385,394			374,686
Stockholders’ equity	48,882			49,788
Total liabilities and
stockholders’ equity	$434,276			$424,474

Net interest-earning assets	$43,686			$45,797
Net interest income/interest
rate spread		$8,596	2.53%		$8,101	2.32%
Net yield on interest-
earning assets (4)			2.81%			2.71%

_____________________________
(1)	Includes loans held for sale.
(2)	Nonaccrual loans and loan fees have been included.
(3)	Net interest income divided by interest-earning assets.
(4)	The indicated yields are not reflected on a tax equivalent basis.
(5)	Includes dividend income.

Provision for Loan Losses.  The provision for loan losses amounted to $75,000 and $45,000 for the three months ended September 30, 2009 and 2008, respectively.  The provision for loan losses amounted to $225,000 and $255,000 for the nine months ended September 30, 2009 and 2008, respectively.  The decrease for the nine month period in the provision for loan losses was primarily due to a partial charge-off in the first quarter of 2008 in the amount of $100,000 on a commercial loan.  Such provisions were primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of nonperforming loans and the current economic environment.

Other Income (Loss).  Other income was $309,000 for the three months ended September 30, 2009 as compared to $59,000 for the same period in 2008.  The increase was primarily the result of the Company identifying impairment charges related to its remaining investment in certain mutual funds as other than temporary and recording a $253,000 pretax loss against operating income in the third quarter of 2008 and a $21,000 gain of the sale of OREO in the third quarter of 2009.  The increase in other income was partially offset by a $17,000 or 19.3% decrease in service charges on deposit accounts, and a $6,000 or 6.3% decrease in management fees.

Other income (loss) was $899,000 for the nine months ended September 30, 2009 as compared to a loss of $82,000 for the same period in 2008.  The increase was primarily the result of the Company identifying impairment charges related to its investment in certain mutual funds as other than temporary and recording an $882,000 pretax loss against operating income during the nine month period ended September 30, 2008 and a $21,000 gain of the sale of OREO in the third quarter of 2009.  Also, in April 2008, the Company sold approximately $15.5 million of the mutual funds and recorded a pretax loss on the sale of securities of $158,000.  The remaining mutual funds were sold to Alliance Mutual Holding Company in the third quarter of 2008 at fair value.  The increase in other income (loss) was partially offset by a $50,000 or 18.8% decrease in service charges on deposit accounts, and an $18,000 or 6.3% decrease in management fees.

Other Expenses. Other expenses increased $41,000 or 1.5% to $2.7 million for the three months ended September 30, 2009 compared to the same period in 2008.  The increase was primarily due to an $88,000 or 131.3% increase in deposit insurance premiums, an increase of $28,000 or 29.8% in professional fees, an increase of $93,000 or 6.4% increase in salaries and employee benefits and a $23,000 or 328.6% increase in loan and OREO expense.  The increase in other expenses was partially offset by a $71,000 or 14.2% decrease in occupancy and equipment expense, a $76,000 or 51.7% decrease in advertising and marketing expense and a $44,000 or 11.5% decrease in other noninterest expense.

Other expenses increased $470,000 or 6.1% to $8.2 million for the nine months ended September 30, 2009 compared to the same period in 2008.  The increase was primarily due to a $477,000 or 372.7% increase in deposit insurance premiums which includes $195,000 charge for the FDIC special assessment the Company paid in September of 2009.  Also contributing to the increase in other expense was an $180,000 or 4.2% increase in salaries and employee benefits, an increase of $69,000 or 20.9% in professional fees and a $54,000 or 180.0% increase in loan and OREO expense.  The increase in other expenses was partially offset by a $107,000 or 7.2% decrease in occupancy and equipment expense, an $117,000 or 35.1% decrease in advertising and marketing expense and an $86,000 or 7.8% decrease in other noninterest expense.

Income Tax Expense (Benefit). Income tax expense (benefit) amounted to $55,000 and $(47,000) for the three months ended September 30, 2009 and 2008, respectively, resulting in effective tax rates of 10.7% and (22.4)%, respectively.

Income tax benefit amounted to $(4,000) and $(339,000) for the nine months ended September 30, 2009 and 2008, respectively, resulting in effective tax rates of (0.4)% and (770.5)%, respectively.

The Company’s federal income tax benefit differs from the computed statutory rate as follows:

                                                                                                                                                                                 For the Nine Months Ended
Dollars in Thousands	September 30,		September 30,
	2009		2008

		Percentage		Percentage
		of Pretax		of Pretax
	Amount	Income	Amount	Income

Expense at statutory rate	$367	34.0%	$15	34.0%
Adjustments resulting from:
Tax-exempt income	(289)	(26.8)	(268)	(609.1)
Increase in cash surrender value of life
insurance	(91)	(8.4)	(93)	(211.3)
Other	9	0.8	7	15.9
Income tax benefit per
consolidated statements of income	$(4)	(0.4)%	$(339)	(770.5)%

Liquidity and Capital Resources

Liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations.  Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition.  Management attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors.  Any excess funds are invested in overnight and other short-term interest-earning accounts.  Cash flows are generated through the retail deposit market, its traditional funding source, for use in investing activities.  In addition, the borrowings such as Federal Home Loan Bank advances may be utilized for liquidity or profit enhancement.  At September 30, 2009, the Company had $32.0 million of outstanding advances and approximately $132.0 million of additional borrowing capacity from the FHLB of Pittsburgh.  Further, the Company has access to the Federal Reserve Bank discount window.  At September 30, 2009 no such funds were outstanding.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Company.  At September 30, 2009, the total approved loan commitments outstanding amounted to $8.4 million.  At the same date, commitments under unused lines of credit amounted to $29.7 million.  Certificates of deposit scheduled to mature in one year or less at September 30, 2009 totaled $195.0 million.  Management believes that a significant portion of maturing deposits will remain with the Company.  For the quarter ended September 30, 2009, there were no material changes in contractual obligations that were outside of the ordinary course of business.  Management anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

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

Item 1A. Risk Factors

   Not Applicable

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a) – (b) Not Applicable

(c)	The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

July 2009	---	---	---	181,612
August 2009	5,000	$8.75	5,000	176,612
September 2009	60,000	8.70	60,000	116,612
Totals	65,000	$8.70	65,000	116,612

______________________
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

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Date: November 9, 2009	By:	/s/Dennis D. Cirucci
Dennis D. Cirucci, President
and Chief Executive Officer

Date: November 9, 2009	By:	/s/Peter J. Meier
Peter J. Meier, Executive Vice
President and Chief Financial Officer