Form 10-K
period 2009-12-31
ALLIANCE BANCORP INC OF PENNSYLVANIA
filed 2010-03-30
CIK 1373079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of June 30, 2009, the aggregate value of the 2,896,525 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 3,973,750 shares held by the Registrant’s mutual holding company, Alliance Mutual Holding Company, and 354,725 shares held by all directors and officers of the Registrant and the Registrant’s Employee Stock Ownership Plan (“ESOP”) as a group, and treasury shares was approximately $20.5 million.  This figure is based on the last trade price of $8.53 per share of the Registrant’s Common Stock on June 30, 2009.  Although directors and officers and the ESOP were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

The number of shares outstanding of Common Stock of the Registrant as of March 5, 2010, was 6,709,676.

DOCUMENTS INCORPORATED BY REFERENCE

(1)                                  Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held April 28, 2010 are incorporated into Part III.

PART I

Item 1.  Business

General

Alliance Bancorp, Inc. of Pennsylvania (“Alliance Bancorp” or the “Company”) is a federally chartered savings and loan holding company which owns 100% of the capital stock of Alliance Bank (“Bank”), which is a Pennsylvania chartered community oriented savings bank headquartered in Broomall, Pennsylvania.  On January 30, 2007, the Bank completed a reorganization to a mid-tier holding company structure.  In the reorganization and offering, the Company sold 1,807,339 shares of common stock at a purchase price of $10.00 per share and issued 5,417,661 shares of common stock in exchange for former outstanding shares of Alliance Bank (the “Bank”).  Each share of the Bank’s common stock was converted into 2.09945 shares of the Company’s common stock.  The offering resulted in approximately $16.5 million in net proceeds to the Company.  The significant asset of the Company is the capital stock of the Bank.

Alliance Bank operates a total of nine banking offices located in Delaware and Chester Counties, which are suburbs of Philadelphia.  Our primary business consists of attracting deposits from the general public and using those funds, together with funds we borrow, to originate loans to our customers and invest in securities such as U.S. Government and agency securities, mortgage-backed securities and municipal obligations.  At December 31, 2009, we had $464.2 million of total assets, $378.3 million of total deposits and stockholders’ equity of $48.4 million.

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

The Philadelphia area economy is typical of many large northeastern cities where the traditional manufacturing-based economy has declined and been replaced by the service sector, including the health care market. Crozer/Keystone Health System, Main Line Health, Jefferson Health System, Mercy Health Corp., and Astra-Zeneca are among the larger health care employers within the Bank’s market area. According to the Delaware County Chamber of Commerce, there are more than 65 degree-granting institutions in the Delaware Valley region, representing a higher density of colleges and universities than any other area in the United States.

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

We face strong competition, both in attracting deposits and making real estate and commercial loans. Our most direct competition for deposits has historically come from other savings banks, credit unions, and commercial banks located in our market area. This includes many large regional financial institutions and internet banks which have even greater financial and marketing resources available to them. The ability of the Bank to attract and retain core deposits depends on its ability to provide a competitive rate of return, liquidity, and service convenience comparable to those offered by competing investment opportunities. The Bank’s management remains focused on attracting core deposits through its branch network, business development efforts, and commercial business relationships.

Lending Activities

General.  At December 31, 2009, the Bank’s total portfolio of loans receivable amounted to $288.7 million, or 62.2%, of the Bank’s $464.2 million of total assets at such time.  Prior to 1996 the Bank traditionally concentrated its lending activities on first mortgage loans secured by residential property.  However, over the past fourteen years, the Bank has placed an emphasis on loans secured by commercial real estate properties.  Consistent with such approach, commercial real estate loans amounted to $131.9 million or 45.7% of the total loan portfolio at December 31, 2009 while single family residential mortgage loans amounted to $115.0 million or 39.8% of the total loan portfolio.  To a significantly lesser extent, the Bank also originates multi-family loans, land and construction loans, consumer loans and commercial business loans.  At December 31, 2009, such loan categories amounted to $1.2 million, $24.6 million, $7.6 million and $8.4 million, respectively, or 0.4%, 8.5%, 2.6% and 2.9% of the total loan portfolio, respectively.

The Bank intends to continue the origination of single-family residential mortgage loans as well as its emphasis on increasing the origination of commercial real estate loans.  For the year ended December 31, 2009, the Bank’s commercial real estate loans increased by $8.4 million or 6.8% to $131.9 million. For the year ended December 31, 2009, the Bank’s single-family mortgage loans decreased by $1.7 million or 1.5% to $115.0 million.

Loan Portfolio Composition.  The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	December 31,
	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
Single-family (1) (2)	$114,953	39.82%	$116,683	41.43%	$111,499	42.92%	$108,551	45.48%	$104,020	45.79%
Multi-family	1,231	0.43	1,282	0.46	1,673	0.64	2,088	0.87	2,221	0.98
Commercial	131,874	45.68	123,465	43.84	122,703	47.24	108,339	45.39	105,687	46.53
Land and construction: (3)
Residential	12,284	4.25	16,372	5.81	6,034	2.32	6,700	2.81	3,520	1.55
Commercial	12,297	4.26	8,889	3.16	8,557	3.29	5,074	2.13	3,876	1.70
Total real estate loans	272,639	94.44	266,691	94.70	250,466	96.41	230,752	96.68	219,324	96.55

Consumer:
Student	7,077	2.45	5,455	1.94	1,782	0.69	1,779	0.74	2,440	1.07
Savings account	482	0.17	430	0.15	477	0.18	561	0.24	566	0.25
Other	55	0.01	51	0.02	109	0.04	103	0.04	88	0.04
Total consumer loans	7,614	2.63	5,936	2.11	2,368	0.91	2,443	1.02	3,094	1.36

Commercial business loans	8,458	2.93	8,985	3.19	6,924	2.68	5,485	2.30	4,745	2.09

Total loans receivable	288,711	100.00%	281,612	100.00%	259,758	100.00%	238,680	100.00%	227,163	100.00%

Less:
Deferred fees (costs)	165		6		(5)		75		199
Allowance for loan losses	3,538		3,169		2,831		2,719		2,670

Loans receivable, net	$285,008		$278,437		$256,932		$235,886		$224,294

(1)	At December 31, 2009, 2008, 2007, 2006, and 2005, includes $-0-, $-0-, $-0-, $125,000, and $-0- of loans classified as held for sale, respectively.

(2)	At December 31, 2009, 2008, 2007, 2006, and 2005, includes $21.4 million, $25.6 million, $29.5 million, $28.9 million, and $22.8 million, respectively, of home equity loans and lines.

(3)

At December 31, 2009, 2008, 2007, 2006, and 2005, excludes $10.7 million, $15.3 million, $10.8 million, $9.7 million, and $2.9 million, respectively, of undisbursed funds on land and construction loans.

Contractual Maturities.  The following table sets forth the scheduled contractual maturities of the Bank’s loans receivable at December 31, 2009.  Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.  Adjustable-rate loans are reported on a contractual basis rather than on a repricing basis.  The amounts shown for each period do not take into account loan prepayments and normal amortization of the Bank’s loan portfolio.

	Real Estate Loans				Consumer
	Single-family	Multi-family	Commercial	Land and Construction	and Other Loans	Commercial Business Loans	Total
	(In Thousands)

Amounts due in:
One year or less	$270	$143	$12,558	$24,581	$70	$3,316	$40,938
After one year through three years	2,494	859	10,818	—	105	2,032	16,308
After three years through five years	7,221	137	20,387	—	369	2,488	30,602
After five years through fifteen years	37,367	92	57,967	—	7,015	622	103,063
Over fifteen years	67,601	—	30,144	—	55	—	97,800

Total (1)	$114,953	$1,231	$131,874	$24,581	$7,614	$8,458	$288,711

Interest rate terms on amounts due after one year:
Fixed	$45,497	$1,088	$49,388	—	—	$5,142	$101,115
Adjustable	$69,186	—	$69,928	—	$7,544	—	$146,658

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

The following table shows origination, purchase and sale activity of the Bank with respect to its loans during the periods indicated.

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)

Real estate loan originations:
Single-family (1)	$12,215	$24,541	$28,601
Multi-family	—	120	980
Commercial	37,910	26,873	32,913
Land and construction:
Residential	3,114	4,525	6,770
Commercial	3,628	6,536	2,828
Total real estate loan originations	56,867	62,595	72,092

Consumer originations:
Student	2,147	4,202	582
Savings account	557	310	330
Other	—	4	7
Total consumer loan originations	2,704	4,516	919

Commercial business originations	1,966	1,475	3,909
Total loan originations	61,537	68,586	76,920

Purchase of real estate loans:
Single-family	—	—	—
Multi-family	—	—	—
Residential construction	1,000	—	—
Commercial	3,090	175	113
Commercial construction	—	6,300	—
Total real estate loan purchases	4,090	6,475	113
Total loan originations and purchases (2)	65,627	75,061	77,033

Less:
Principal loan repayments	(54,264)	(51,643)	(51,002)
Transfers to OREO	(3,764)	—	—
Loans and participations sold	(500)	(1,335)	(4,762)
Other, net (3)	(528)	(578)	(223)

Net increase	$6,571	$21,505	$21,046

(1)	Includes $4.9 million, $5.1 million and $9.9 million of home equity loans and lines of credit originated during the years ended December 31, 2009, 2008 and 2007, respectively.

(2)	Includes originations of loans held for sale and subsequently sold in the secondary market.

(3)	Includes gains on the sale of loans and provisions for loan losses.

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

A commercial residential real estate loan up to $500,000 must be approved by the loan officer and the Chief Lending

Officer.  Commercial real estate loans between $500,001 and $1,000,000 must be approved by the Chief Executive Officer and one member of the Senior Loan Committee.  Commercial real estate loans between $1,000,001 and $2,000,000 must be approved by the Senior Loan Committee.  Commercial real estate loans over $2,000,001 must be approved by the Board of Directors.

A secured commercial loan up to $250,000 must be approved by the loan officer and the Chief Lending Officer.  Secured commercial loans between $250,001 and $500,000 must be approved by the Chief Executive Officer and one member of the Senior Loan Committee.  Secured commercial loans between $500,001 and $2,000,000 must be approved by the Senior Loan Committee.  Secured commercial loans over $2,000,001 must be approved by the Board of Directors.

Unsecured commercial loans up to $100,000 must be approved by the loan officer and the Chief Lending Officer.  Unsecured commercial loans between $100,001 and $500,001 must be approved by the Chief Executive Officer and one member of the Senior Loan Committee.  Unsecured commercial loans between $500,001 and $750,000 must be approved by the Senior Loan Committee.  Unsecured commercial loans over $750,001 must be approved by the Board of Directors.

Residential real estate loans up to $250,000 must be approved by the loan officer and an Assistant Vice President.  Residential real estate loans between $205,001 and $500,000 must be approved by the loan officer and a Senior Vice President.  Residential real estate loans between $500,001 and $1,000,000 must be approved by the loan officer and the Chief Lending Officer.  Residential real estate loans between $1,000,001 and $2,000,000 must be approved by the Senior Loan Committee.  Residential real estate loans over $2,000,001 must be approved by the Board of Directors.

Home equity loans up to $100,000 must be approved by the loan officer and an Assistant Vice President. Home equity loans between $100,001 and $250,000 must be approved by the loan officer and a Senior Vice President. Home equity loans between $250,001 and $750,000 must be approved by the loan officer and the Chief Lending Officer. Home equity loans between $750,001 and $2,000,000 must be approved by the Senior Loan Committee. Home equity loans over $2,000,001 must be approved by the Board of Directors.

Consumer loans up to $100,000 must be approved by the loan officer and the Chief Lending Officer. Consumer loans between $100,001 and $2,000,000 must be approved by the Senior Loan Committee. Consumer loans over $2,000,001 must be approved by the Board of Directors.

The Bank’s single-family loan originations amounted to $12.2 million and $24.5 million during 2009 and 2008, respectively.  When possible, the Bank emphasizes the origination of single-family residential adjustable-rate mortgage loans (“ARMs”).  During 2009 and 2008, $3.1 million and $10.3 million single family residential loans originated had adjustable rates, respectively.  The Bank also originates fixed-rate single-family residential real estate loans with terms of five, ten, twelve, 15 and 30 years.  Generally, fixed-rate residential mortgage loans with terms greater than 15 years have been originated pursuant to commitments to sell such loans to correspondent mortgage-banking institutions in order to reduce the proportion of the Bank’s loan portfolio comprised of such assets and reduce interest rate risk.  Loans are sold without any recourse to the Bank by the purchaser in the event of default on the loan by the borrower and are sold with servicing released.  The Bank sold $-0- million and $1.4 million of long-term (generally over 15 years) fixed-rate residential loans during 2009 and 2008, respectively.  Such loan sales were conducted in furtherance of the Bank’s asset/liability strategies. At December 31, 2009 and December 31, 2008, there were no loans held for sale.

In accordance with the Bank’s increased emphasis on commercial real estate loan originations, such originations amounted to $37.9 million and $26.9 million during 2009 and 2008, respectively.  In addition, land and construction loan originations amounted to $6.7 million and $11.1 million during 2009 and 2008, respectively.

Since 1999, the Bank has provided single-family residential loan products to borrowers that did not meet the underwriting criteria of the Federal Home Loan Mortgage Corporation (‘FHLMC”) and the Federal National Mortgage Association (“FNMA”) and where the borrower’s credit score is below 660.  The Bank recognizes that these loans, which are considered subprime loans, have additional risk factors as compared to typical single-family residential lending.  These loans are generally not saleable in the secondary market due to the credit risk characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors.  At December 31, 2009 and 2008, the Bank’s single-family loan portfolio included $21.9 million or 19.1% and $24.1 million or 20.6%, respectively, of such subprime loans.  The Bank reported $53,000 or 0.1% and $1.9 million or 7.9% of these loans as non-performing at December 31, 2009 and December 31, 2008, respectively.  The Bank recognizes the additional risk factors associated with subprime lending and utilizes a higher risk-weighting factor in maintaining its allowance for loan losses with respect to these loans. In addition, management calculates and reports the delinquency ratio of its subprime loan portfolio to the Board of Directors on a monthly basis.

Historically, the Bank has not been an active purchaser of loans.  The Bank purchased $4.0 million and $6.5 million during 2009 and 2008, respectively, of real estate loans, some of which are located outside of its primary lending area.  As of December 31, 2009, the outstanding balance of such loans included $3.9 million of residential construction loans and $9.1 million in commercial real estate loans.  At December 31, 2009, none of these loans were reported as non-performing.

Single-Family Residential Real Estate Loans.  The Bank has historically concentrated its lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences and intends to continue to originate permanent loans secured by first mortgage liens on single-family residential properties in the future. At December 31, 2009, $115.0 million or 39.8% of the Bank’s total loan portfolio consisted of single-family residential real estate loans.  Of the $115.0 million of such loans at December 31, 2009, $69.2 million or 60.2% had adjustable rates of interest and $45.8 million or 39.8% had fixed rates of interest.

The Bank’s ARMs typically provide for an interest rate which adjusts every year after an initial period of three, five, seven or ten years in accordance with a designated index (the national monthly median cost of funds or the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year) plus a margin.  Such loans are typically based on a 30-year amortization schedule.  The amount of any increase or decrease in the interest rate is presently limited to 200 basis points per year, with a limit of 600 basis points over the life of the loan.    The Bank has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization.  The adjustable-rate loans offered by the Bank, like many other financial institutions, provide for initial rates of interest below the rates which would prevail when the index used for repricing is applied.  However, the Bank underwrites loans on the basis of the borrower’s ability to pay at the initial rate which would be in effect without the discount.  Although the Bank continues to emphasize ARMs, such loan products have not been as attractive due to the lower interest rate environment which has recently prevailed resulting in a decrease in the spread between the rates offered on fixed and adjustable rate loans.

Adjustable-rate loans decrease the risks to the Bank that are associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default.  At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.  The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.

The Bank has continued to originate a limited amount of fixed-rate mortgage loans with terms up to 30 years. The majority of the Bank’s fixed-rate loans with terms of over 15 years are originated pursuant to commitments to sell such loans to correspondent mortgage banking institutions.  Fixed-rate loans with terms of 15 years or less are generally originated for portfolio.  In addition, while the Bank offers balloon loans with five, seven and ten year terms based on a 20 to 30 year amortization schedule, the Bank has only originated a small amount of such loans.

The Bank also offers home equity loans with fixed rates of interest and terms of 15 years or less.  The Bank does not require that it hold the first mortgage on the secured property; however, the balance on all mortgages on the secured property cannot exceed 90% of the value of the secured property.  At December 31, 2009, the Bank held a first lien on a majority of the properties securing home equity loans from the Bank.   At December 31, 2009, home equity loans and lines amounted to $21.4 million or 7.4% of the total loan portfolio, which are included in single family loans.

The Bank is permitted to lend up to 100% of the appraised value of the real property securing a residential loan; however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Bank is required by federal regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property.  Pursuant to underwriting guidelines adopted by the Board of Directors, the Bank may lend up to an 80% loan-to-value ratio without private mortgage insurance unless it is determined that additional collateral in the form of private mortgage insurance or other acceptable collateral is needed.  The Bank may lend up to a 90% loan-to-value ratio on a one or two family owner-occupied residential property as long as additional collateral in the form of private mortgage insurance or other acceptable collateral enhancements are obtained. Exceptions to this policy may be made to assist in the Bank’s community outreach efforts if deemed prudent by the Bank’s Management and with additional collateral enhancements to reduce the risk inherent in the loan(s).

Multi-Family Residential and Commercial Real Estate Loans.  The Bank originates and, to a lesser extent, purchases mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties.  At December 31, 2009, $1.2 million or 0.4% of the Bank’s total loan portfolio consisted of loans secured by existing multi-family residential real estate.  Commercial real estate loans increased from $123.5 million or 43.8% of the total loan portfolio at December 31, 2008 to $131.9 million or 45.7% of the total loan portfolio at December 31, 2009. Such increase was due to the Bank’s strategy to increase such lending.  The Bank intends to continue to place an increased emphasis on this type of lending.

The majority of the Bank’s multi-family residential loans are secured primarily by five to fifteen unit apartment buildings, while the Bank’s commercial real estate loans are primarily secured by office buildings, hotels, small retail establishments, restaurants and other facilities.  These types of properties constitute the majority of the Bank’s commercial real estate loan portfolio.  The majority of the multi-family residential and commercial real estate loan portfolio at December 31, 2009 was secured by properties located in the Bank’s primary market area.  The five largest loan relationships at December 31, 2009 amounted to $6.5 million, $6.3 million, $6.0 million, $5.8 million and $5.6 million, respectively, all of which were performing in accordance with their terms and were current at such date.

Multi-family and commercial real estate loans are made on terms up to 30 years, some of which include call or balloon provisions ranging from five to 15 years.  The Bank will originate and purchase these loans either with fixed interest rates or with interest rates which adjust in accordance with a designated index.  Loan to value ratios on the Bank’s multi-family and commercial real estate loans are typically limited to 80% of appraised value at the time the loan is granted.  As part of the criteria for underwriting multi-family and commercial real estate loans, the Bank generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 1.15.  It is also the Bank’s general policy to obtain corporate or personal guarantees, as applicable, on its multi-family residential and commercial real estate loans from the principals of the borrower.

Multi-family and commercial real estate lending entails significant additional risks as compared with single-family residential property lending.  Such loans typically involve large loan balances to single borrowers or groups of related borrowers.  The payment experience on such loans is typically dependent on the successful operation of the real estate project.  The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family and commercial real estate as well as economic conditions generally.  At December 31, 2009, the Bank had no non-performing multi-family loans and 13 non-performing commercial real estate loans which amounted to $1.8 million.

Construction Loans.  The Bank also originates residential and commercial construction loans, and to a limited degree, land acquisition and development loans.  Construction loans are classified as either residential construction loans or commercial real estate construction loans at the time of origination, depending on the nature of the property securing the loan.  The Bank’s construction lending activities generally are limited to the Bank’s primary market area.  At December 31, 2009, construction loans amounted to $24.6 million or 8.5% of the Bank’s total loan portfolio, which consisted of $12.3 million of residential and $12.3 million of commercial real estate construction loans.

The Bank’s residential construction loans are primarily made to local real estate builders and developers for the purpose of constructing single-family homes and single-family residential developments.  Upon successful application, credit review and analysis of personal and corporate financial statements, the Bank will grant local builders lines of credit up to designated amounts.  These loans may be used for the purpose of constructing model homes, including a limited number for inventory.  In some instances, lines of credit will also be granted for purposes of acquiring improved lots or the purchase of construction in process and developing of speculative properties thereon.  Once approved for a construction loan or credit line, a developer submits a progress report and a request for payment.  Generally, the Bank makes payments under the stage of completion method.  Prior to making payment, the Bank inspects all construction sites and verifies that the work being submitted for payments has been performed.

The Bank’s commercial construction loans are generally made to local developers and others for the purpose of developing commercial real estate properties such as small office buildings and hotels, storage facilities and commercial building renovations.  The application, credit review and disbursement process are similar to those mentioned above for the Bank’s residential construction loans.   The five largest real estate construction loans had outstanding balances of $6.0 million, $3.7 million, $2.9 million, $2.0 million, and $1.7 million as of December 31, 2009.  The $6.0 million loan is a land and development loan for a mixed use commercial real estate project located in Bradenton, Florida, and was classified as special mention at December 31, 2009.  The $3.7 million loan was restructured in December of 2009, which management considers to be a troubled debt restructuring, and was classified as non-performing as of December 31, 2009.  The $2.9 million and $1.7 million loans are residential construction projects located in Philadelphia, Pennsylvania and are both classified as special mention due to slower than anticipated sales.  The $2.0 million loan is a performing commercial construction loan in Philadelphia..

The Bank’s construction loans generally have maturities of 12 to 36 months, with payments being made monthly on an interest-only basis.  These interest payments are generally paid out of an interest reserve, which is established in connection with the origination of the loan.  Generally, such loans adjust monthly based on the prime rate plus a margin of up to 2.0%. Residential and commercial real estate construction loans are generally made with maximum loan to value ratios of 80% and 75%, respectively, on an as completed basis.  The Bank utilizes interest rate floors on all commercial loans and lines of credit whenever possible.

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

The Bank has attempted to minimize the foregoing risks by, among other things, limiting the number of units built to two or three sample units plus any under agreement of sale and limiting the extent of its construction lending and has adopted underwriting guidelines which impose stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Bank will do business and by working with builders with whom it has established relationships.  At December 31, 2009, the Bank had one non-performing construction loan which had an outstanding balance of $3.7 million.  In December 2009, this loan was restructured and management considers this a troubled debt restructuring.

Consumer Loans.  The Bank offers consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than mortgage loans.  The consumer loans presently offered by the Bank include student loans, deposit account secured loans and lines of credit.  Consumer loans amounted to $7.6 million or 2.6% of the total loan portfolio at December 31, 2009.  Student loans amounted to $7.1 million or 2.5% of the total loan portfolio at December 31, 2009.  Such loans are made to local students for a term of ten years, presently with adjustable interest rates.  The interest rate is determined by the U.S. Department of Education.  Loan repayment obligations do not begin until the student has completed his or her education.  The principal and interest on such loans is guaranteed by the U.S. Government.  Loans secured by deposit accounts amounted to $482,000 or 0.2% of the total loan portfolio at December 31, 2009.  Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance.

Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.  In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy.  In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying collateral.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.  The Bank believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to provide a full range of services to its customers.  At December 31, 2009, there were 60 non-performing student loans which amounted to $153,000, compared to 22 non-performing student loans which amounted to $75,000 at December 31, 2008.

Commercial Business Loans.  In September 1997, the Bank opened a commercial loan department to provide a full range of commercial loan products to small business customers in its primary marketing area.  These loans generally have shorter terms and higher interest rates as compared to mortgage loans.  Such loans amounted to $8.5 million or 2.9% of the total loan portfolio at December 31, 2009 and were primarily secured by inventories and other business assets.

Although commercial business loans generally are considered to involve greater credit risk than other certain types of loans, management intends to continue to offer commercial business loans to small businesses located in its primary market area.  At December 31, 2009, the Bank had 4 non-performing commercial business loans which amounted $472,000.

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

Asset Quality

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual.  When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.  The Bank does not accrue interest on real estate loans past due 90 days or more unless, in the opinion of management, the value of the property securing the loan exceeds the outstanding balance of the loan (principal, interest and escrows) and collection is probable.  The Bank provides an allowance for accrued interest deemed uncollectible.  Such allowance amounted to approximately $138,000 at December 31, 2009 compared to $492,000 at December 31, 2008. Accrued interest receivable is reported net of the allowance for uncollected interest.  Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balance can be reasonably expected.

Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (OREO) until sold and is initially recorded at the fair value at the date of acquisition.   After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their fair value.  As of December 31, 2009, the Bank had approximately $3.0 million in OREO.  The $3.0 million consists of one commercial property in the amount of $651,000, three improved building lots totaling $930,000, one unimproved lot in the amount of $38,000, and four single family residences totaling $1.4 million.  All of the properties are located within the Banks market area except one of the single family residences which is located in Tampa, Florida with a carrying value of $49,000.

Under accounting principles generally accepted in the United States of America (“GAAP”), the Bank is required to account for certain loan modifications or restructurings as “troubled debt restructurings.”  In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Bank would not otherwise consider.  Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans.  The Bank did not have any troubled debt restructurings as of December 31, 2008. At December 31, 2009, the Bank had one troubled debt restructuring construction loan which had an outstanding balance of $3.7 million.  Management decided to place the loan on non-accrual until the borrower shows the ability to pay in accordance with the restructured terms.

Delinquent Loans.  The following table sets forth information concerning delinquent loans at December 31, 2009, in dollar amounts and as a percentage of each category of the Bank’s loan portfolio.  The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

	30— 59 Days		60 — 89 Days		90 or More Days
		Percent		Percent		Percent
		of Loan		of Loan		of Loan
	Amount	Category	Amount	Category	Amount	Category
	(Dollars in Thousands)
Real estate:
Single-family	$1,302	1.13%	$15	0.01%	$1,706	1.48%
Multi-family	—	—	—	—	—	—
Commercial	4,098	3.11	10	0.01	1,768	1.34
Land and construction	1,310	5.33	—	—	3,728	15.17
Commercial business	25	0.30	50	0.59	422	4.99
Consumer	143	1.88	94	1.23	153	2.01

Total	$6,878		$169		$7,777

The following table sets forth the amounts and categories of the Bank’s non-performing assets at the dates indicated.

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)

Non-accruing loans:
Real estate:
Single-family	$479	$762	$1,086	$874	$762
Multi-family	—	—	—	—	—
Commercial	1,778	3,551	416	—	222
Land and construction	3,728	896	—	—	—
Commercial business	472	—	—	—	—
Consumer	—	—	—	—	—
Total non-accruing loans	6,457	5,209	1,502	874	984

Accruing loans 90 days or more delinquent:
Real estate:
Single-family	1,227	1,712	563	649	942
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Land and construction	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer	153	75	32	36	14
Total accruing loans 90 days or more delinquent	1,380	1,787	595	685	956

Total non-performing loans	7,837	6,996	2,097	1,559	1,940

Other real estate owned:
Real estate acquired through, or in lieu of, foreclosure	2,968	—	—	—	1,795
Real estate held for development	—	—	—	—	—
Total other real estate owned	2,968	—	—	—	1,795

Total non-performing assets	$10,805	$6,996	$2,097	$1,559	$3,735

Total non-performing loans as a percentage of total loans	2.71%	2.48%	0.81%	0.65%	0.85%

Total non-performing assets as a percentage of total assets	2.33%	1.65%	0.49%	0.38%	0.96%

If the Bank’s $6.5 million of non-accruing loans at December 31, 2009 had been current in accordance with their terms during 2009, the gross income on such loans would have been approximately $335,000 for 2009.  The Bank actually recorded $136,000 in interest income on such loans for 2009.  If the Bank’s $5.2 million of non-accruing loans at December 31, 2008 had been current in accordance with their terms during 2008, the gross income on such loans would have been approximately $347,000 for 2008.  The Bank actually recorded $121,000 in interest income on such loans for 2008.  Loans are placed on non-accrual when interest past due exceeds 90 days, unless the loan is well secured and in the process of collection.

The Bank’s nonperforming assets, which consist of nonaccruing loans, accruing loans 90 days or more delinquent and other real estate owned (which includes real estate acquired through, or in lieu of, foreclosure) increased to $10.8 million or 2.33% of total assets at December 31, 2009 from $7.0 million or 1.65% of total assets at December 31, 2008.  At December 31, 2009, the Bank’s $10.8 million of nonperforming assets consisted of $1.4 million of accruing loans 90 days or more delinquent, $6.4 million of nonaccrual loans and $3.0 million in other real estate owned. At December 31, 2009, nonperforming loans consisted of $1.7 million in single-family residential real estate loans, $1.8 million in commercial real estate loans, $3.7 million in a residential real estate construction loan, $472,000 in commercial business loans, and $153,000 in consumer and other loans.  The $1.8 million of nonperforming commercial real estate loans consists of 13 loans to 7 borrowers that are the result of cash flow stress primarily due to the current economic conditions.  The Bank’s management continues to aggressively pursue the collection and resolution of all delinquent loans.

Classified Assets.  Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them.  There are three regulatory classifications for problem assets: “substandard,” “doubtful” and “loss.”  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  Another category designated “special mention” also must be established and maintained for assets which have a weakness but do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss.

At December 31, 2009, the Bank had $20.3 million of classified assets, of which $12.6 million consisted of loans classified as special mention, $7.7 million consisted of loans classified as substandard, and no loans classified as doubtful.  The $12.6 million of loans classified as special mention consisted of $787,000 in commercial real estate loans and $11.8 million in real estate construction loans.  The $11.8 million includes four residential real estate construction loans to three borrowers amounting to $4.2 million and two commercial real estate construction loans amounting to $7.6 million at December 31, 2009.  All of these loans are located in the Bank’s primary market except for one mixed use commercial real estate project located in Bradenton, Florida, which have been classified as special mention primarily due to slower than anticipated sales.  The $7.7 million of loans designated as substandard consisted of $1.7 million of single-family real estate loans, $1.5 million in commercial real estate loans, $3.7 million in construction real estate, and $472,000 in commercial business loans.  The $3.7 million real estate construction loan represents 16 remaining substantially completed residential condominium units located in center city Philadelphia and was restructured in December of 2009,  which management considers to be a troubled debt restructuring.  The Company does not knowingly lend to subprime borrowers, except as disclosed in “Origination, Purchase and Sale of Loans”, and has not been materially directly impacted by the current subprime crisis as of December 31, 2009.

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

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)

Average loans receivable, net (1)	$283,736	$271,849	$247,157	$232,520	$218,036

Allowance for loan losses, beginning of year	$3,169	$2,831	$2,720	$2,671	$2,608
Provision for loan losses	528	585	120	60	120
Charge-offs:
Single-family residential	—	(3)	(3)	—	—
Multi-family residential	(6)	—	—	—	—
Commercial real estate	(153)	(350)	—	—	(86)
Land and construction	—	—	—	—	—
Consumer	(1)	(13)	(11)	(14)	(9)
Commercial business	—	—	—	—	—
Total charge-offs	(160)	(366)	(14)	(14)	(95)
Recoveries:
Single-family residential	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial real estate	—	114	—	—	37
Land and construction	—	—	—	—	—
Consumer	1	5	5	3	1
Commercial business	—	—	—	—	—
Total recoveries	1	119	5	3	38

Allowance for loan losses, end of year	$3,538	$3,169	$2,831	$2,720	$2,671

Net charge-offs to average loans receivable, net	0.06%	0.09%	0.00%	0.01%	0.03%

Allowance for loan losses to total loans receivable	1.23%	1.13%	1.09%	1.14%	1.18%

Allowance for loan losses to total non-performing loans	45.14%	45.30%	135.00%	174.39%	137.63%

Net charge-offs to allowance for loan losses	4.49%	7.79%	0.32%	0.40%	2.13%

(1) Includes loans held for sale, if any.

The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dates indicated.

	December 31,
	2009		2008		2007		2006		2005
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Single-family residential	$588	39.82%	$322	41.43%	$391	42.92%	$445	45.48%	$462	45.79%
Multi-family residential	16	0.43	16	0.46	17	0.64	25	0.87	28	0.98
Commercial real estate	1,985	45.68	1,786	43.84	1,713	47.24	1,691	45.39	1,698	46.52
Land and construction	735	8.51	856	8.97	556	5.61	416	4.94	322	3.26
Consumer	27	2.63	16	2.11	8	0.91	9	1.02	12	1.36
Commercial business	187	2.93	173	3.19	146	2.67	134	2.30	149	2.09
Total	$3,538	100.00%	$3,169	100.00%	$2,831	100.00%	$2,720	100.00%	$2,671	100.00%

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

	December 31,
	2009		2008		2007
	(In Thousands)

Mortgage-backed securities:

FNMA pass-through certificates	$12,336		$16,788		$21,060
FHLMC pass-through certificates	8,798		12,641		10,872
GNMA pass-through certificates	2,221		2,492		3,700

Total mortgage-backed securities	$23,355	(1)	$31,921	(2)	$35,632	(3)

(1)	At December 31, 2009, gross unrealized gains on such securities amounted to $907,000 and gross unrealized losses amounted to $15,000.
(2)	At December 31, 2008, gross unrealized gains on such securities amounted to $738,000 and gross unrealized losses amounted to $157,000.
(3)	At December 31, 2007, gross unrealized gains on such securities amounted to $267,000 and gross unrealized losses amounted to $232,000.

The following table sets forth the purchases, sales and principal repayments of the Bank’s mortgage-backed securities for the periods indicated.

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)

Mortgage-backed securities purchased	$—	$4,340	$—
Mortgage-backed securities sold	—	—	—
Principal repayments	(8,876)	(8,258)	(8,959)
Other, net	310	207	955

Net decrease	$(8,566)	$(3,711)	$(8,004)

Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the insurance or guarantees that back them, they are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.  At December 31, 2009, $3.1 million of the Bank’s mortgage-backed securities were pledged to secure various obligations of the Bank.  See Note 4 to the Consolidated Financial Statements in Item 8.  The Company does not knowingly invest in subprime financial instruments, and has not been materially impacted by the current subprime crisis as of December 31, 2009.

Information regarding the contractual maturities and weighted average yield of the Bank’s mortgage-backed securities portfolio at December 31, 2009 is presented below.

	December 31, 2009
	One Year or Less	After One to Five Years	After Five to 15 Years	Over 15 Years	Total
	(Dollars in Thousands)

FHLMC pass-through certificates	—	$2,678	$3,033	$2,668	$8,379
FNMA pass-through certificates	$456	1,902	7,919	1,666	11,943
GNMA pass-through certificates	—	—	—	2,142	2,142
Total	$456	$4,580	$10,952	$6,476	$22,464	(1)

Weighted average yield	2.08%	4.18%	5.07%	3.49%	4.76%

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

The Bank is authorized to invest in obligations issued or fully guaranteed by the U.S. Government, certain federal agency obligations, insured municipal obligations, certain mutual funds, investment grade corporate debt securities and other specified investments.  At December 31, 2009, the Bank’s investment securities amounted to $52.3 million, of which $28.9 million was designated as available for sale and $23.4 million was designated as held to maturity.  The Bank has designated the majority of its investment securities as available for sale in order to respond to changes in market rates, increases in loan demand, and changes in liquidity needs.

The following table sets forth certain information relating to the Bank’s investment securities portfolio at the dates indicated.

	December 31,
	2009				2008		2007
	Amortized Cost		Fair Value		Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

U.S. Government and agency securities	$28,995		$28,890		$37,448	$37,814	$26,335	$26,472

Municipal obligations	23,446		23,796		24,256	23,958	22,247	22,827
Mutual funds (2)	—		—		—	—	19,142	19,142

Total	$52,441	(1)	$52,686	(1)	$61,704	$61,772	$67,724	$68,441

(1)

At December 31, 2009, investment securities with an amortized cost totaling $29.0 million were designated as available for sale. At December 31, 2009, gross unrealized losses amounted to $215,000 and there were $110,000 in gross unrealized gains. At December 31, 2009, $12.0 million or 22.9% of the Bank’s investment securities were pledged to secure various obligations of the Bank. See Note 3 to the Consolidated Financial Statements in Item 8.

(2)

During 2008, the Company recognized $882,000 in impairment charges on these mutual funds compared to an $860,000 impairment in 2007. The Company attributes the lower valuations of these mutual funds to a significant widening of spreads primarily due to the mortgage-related securities underlying these funds. This spread differential is primarily due to the general lack of investor interest for these type of securities in the current market environment. On August 20, 2008, subsequent to recording the impairment charges, the Company sold these mutual funds to Alliance Mutual Holding Company at fair value.

Information regarding the contractual maturities and weighted average yield of the Bank’s investment securities portfolio at December 31, 2009 is presented below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2009
	One Year or Less	After One to Five Years	After Five to 10 Years	Over 10 Years	Total
	(Dollars in Thousands)

U.S. Government and agency securities	$1,000	$1,000	$10,996	$15,999	$28,995	(1)
Municipal obligations	—	—	4,316	19,130	23,446	(2)
Total	$1,000	$1,000	$15,312	$35,129	$52,441

Weighted average yield	1.20%	2.00%	4.13%	4.47%	4.26%

(1) The $29.0 million of U.S. Government agency securities are designated as available for sale.

(2) The $23.4 million of municipal obligations are designated as held to maturity and are tax exempt.

FHLB stock is a restricted investment security, carried at cost.  The purchase of FHLB stock provides banks with the right to be a member of the FHLB and to receive the products and services that the FHLB provides to member banking institutions.  Unlike other types of stock, FHLB stock is acquired primarily for the right to receive advances from the FHLB, rather than the for the purpose of mixing of mixing dividends or stock growth.  FHLB is an activity based stock directly proportional to the volume of advances taken by a member institution.  During the fourth quarter of 2008, the FHLB announced a decision to suspend the dividend on, and restrict the repurchase of, FHLB stock.  The FHLB’s suspension of dividends and restrictions on repurchases is continuing and, as a result, we must hold these securities, although we are not currently receiving a return for this investment.

Sources of Funds

General.  Deposits are the primary source of the Bank’s funds for lending and other investment purposes.  In addition to deposits, the Bank derives funds from loan principal repayments, prepayments and advances from the Federal Home Loan Bank (“FHLB”) of Pittsburgh and proceeds from sales of investment securities.  Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.  Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources.  They may also be used on a longer term basis for general business purposes.

Deposits.  The Bank’s deposit products include a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts and term certificate accounts.  Deposit account terms vary, with the principal difference being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

The Bank considers its primary market area to be Delaware and Chester counties, Pennsylvania.  The Bank attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours.  In addition, the Bank maintains automated teller machines at its Broomall, Concordville, Havertown, Springfield, Lansdowne, Paoli, and Secane offices.  The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings.  The Bank does not advertise for deposits outside of its primary market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at December 31, 2009.

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

	December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(In Thousands)

Passbook and statement savings accounts	$40,892	10.81%	$39,378	11.87%	$38,223	11.56%
Money market accounts	21,733	5.74	22,501	6.78	25,105	7.59
Certificates of deposit	251,583	66.50	207,943	62.69	201,860	60.90
NOW and Super NOW accounts	48,609	12.85	48,269	14.55	48,760	12.81
Non-interest bearing accounts	15,506	4.10	13,610	4.10	16,840	7.14

Total deposits at end of year	$378,323	100.00%	$331,701	100.00%	$330,788	100.00%

The following table sets forth the net deposit flows of the Bank during the periods indicated.

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)

Increase (decrease) before interest credited	$37,085	$(10,839)	$(14,632)
Interest credited	9,537	11,752	11,618
Net deposit increase (decrease)	$46,622	$913	$(3,014)

The following table sets forth maturities of the Bank’s certificates of deposit of $100,000 or more at December 31, 2009 by time remaining to maturity.

In Thousands

Three months or less	$12,059
Over three months through six months	19,695
Over six months through twelve months	14,395
Over twelve months	10,867
Total	$57,016

The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

	December 31,
	2009			2008			2007
	Average Balance	Average Rate Paid		Average Balance	Average Rate Paid		Average Balance	Average Rate Paid
	(Dollars in Thousands)

Passbook and statement Savings accounts	$40,412	0.55%		$39,155	0.55%		$38,212	0.75%
Money market accounts	20,673	0.79		22,979	1.59		25,105	2.75
Certificates of deposit	227,821	2.93		203,122	3.94		201,860	4.73
NOW and Super NOW	46,958	0.50		49,201	1.50		48,771	2.66
Non-interest bearing accounts	14,797	—		15,731	—		16,840	—
Total average deposits	$350,661	2.17	%(1)	$330,188	2.97	%(1)	$330,788	3.75	%(1)

(1) Reflects average rate paid on total interest bearing deposits.

The following table presents, by various interest rate categories, the amount of certificates of deposit at December 31, 2009 and 2008 and the amounts at December 31, 2009, which mature during the periods indicated.

Certificates of	December 31,		Amounts at December 31, 2009 Maturing Within
Deposit	2009	2008	One Year	Two Years	Three Years	Thereafter
	(In Thousands)

2.0% or less	$94,571	$1,095	$78,713	$15,649	$209	$—
2.01% to 4.0%	140,949	175,533	115,986	18,248	3,959	2,756
4.01% to 6.0%	16,063	31,315	5,413	9,163	1,064	423
Total certificates of deposit	$251,583	$207,943	$200,112	$43,060	$5,232	$3,179

Borrowings.  The Bank may obtain advances from the FHLB of Pittsburgh upon the security of the common stock it owns in that bank and certain of its loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.  Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.  At December 31, 2009, the Bank had $32.0 million of advances from the FHLB of Pittsburgh.  Of the $32.0 million of FHLB advances at December 31, 2009, $6.0 million was repaid in February 2010 with the remaining $26.0 million maturing in the second and third quarters of 2010.  There are prepayment penalties associated with substantially all of the Bank’s FHLB advances.  The weighted average interest rate of the Bank’s FHLB advances was 6.31% at December 31, 2009.  The Bank is reviewing its continued utilization of advances from the FHLB as a source of funding based upon decisions by the FHLB to suspend the dividend on, and restrict the repurchase of, FHLB stock.  FHLB stock is required to be held when advances from the FHLB are taken.  At December 31, 2009, the Bank had $2.4 million of FHLB stock.

The following table sets forth certain information regarding borrowed funds at or for the dates indicated:

	At or for the Year Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)

FHLB of Pittsburgh advances:
Average balance outstanding	$34,767	$37,000	$37,153
Maximum amount outstanding at any month-end during the year	37,000	37,100	37,170
Balance outstanding at end of year	32,000	37,000	37,000
Weighted average interest rate during the year	6.39%	6.30%	6.37%

Weighted average interest rate at end of year	6.31%	6.30%	6.30%

Total borrowings:
Average balance outstanding	$34,811	$37,815	$37,356
Maximum amount outstanding at any month-end during the year	37,082	39,812	38,975
Balance outstanding at end of year	32,021	37,198	37,042
Weighted average interest rate during the year	6.38%	6.27%	6.37%
Weighted average interest rate at end of year	6.31%	6.30%	6.34%

Employees

The Bank had 74 full-time employees and 29 part-time employees at December 31, 2009.  None of these employees is represented by a collective bargaining agreement, and the Bank believes that it enjoys good relations with its personnel.

Subsidiaries

Presently, the Bank has two wholly-owned subsidiaries, Alliance Delaware Corp., which holds and manages certain investment securities and Alliance Financial and Investment Services LLC, which participates in commission fees. Alliance Delaware Corp. was formed in 1999 to accommodate the transfer of certain assets that are legal investments for the Bank and to provide for a greater degree of protection to claims of creditors. The laws of the State of Delaware and the court system create a more favorable environment for the business affairs of the subsidiary.  Alliance Delaware Corp. currently manages certain investments for the Bank, which, as of December 31, 2009 and 2008, amounted to $57.5 million and $55.9 million, respectively.  Alliance Financial and Investment Services LLC was established in 2003 to share in commission fees from non-insured alternative investment products.

Competition

The Bank faces strong competition both in attracting deposits and making real estate loans.  Its most direct competition for deposits has historically come from other savings associations, credit unions and commercial banks located in eastern Pennsylvania, including many large financial institutions, which have greater financial and marketing resources available to them.  In addition, during times of high interest rates, the Bank has faced additional significant competition for investors’ funds from short-term money market securities, mutual funds and other corporate and government securities.  The ability of the Bank to attract and retain savings deposits depends on its customer service product mix and its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

The Department generally examines each savings bank not less frequently than once every two years.  The Department may accept the examinations and reports of the FDIC in lieu of its own examination, the present practice is for the Department to alternate with the FDIC.  The Department may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Department why such person should not be removed.

Emergency Economic Stabilization Act of 2008. The U.S. Congress adopted, and on October 3, 2008, President George W. Bush signed, the Emergency Economic Stabilization Act of 2008 (“EESA”) which authorizes the United States Department of the Treasury, to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program. The purpose of the troubled asset relief program is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The troubled asset relief program is also expected to include direct purchases or guarantees of troubled assets of financial institutions. The

Treasury Department has allocated $250 billion towards a capital purchase program. Under the capital purchase program, the Treasury Department will purchase debt or equity securities from participating institutions. We have elected not to participate in the TARP or capital purchase program.

The Federal Deposit Insurance Corporation increased deposit insurance on most accounts from $100,000 to $250,000, until the end of 2013. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit accounts through June 30, 2010 and to guarantee certain unsecured debt of financial institutions and their holding companies through the end of 2012. For non-interest bearing transaction deposit accounts, including accounts swept from a non-interest bearing transaction account into a non-interest bearing savings deposit account, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. Financial institutions could have opted out of either or both these two programs. We did not opt out of the temporary liquidity guarantee program; however, we do not expect that the assessment surcharge will have a material impact on our results of operations.

Insurance of Accounts. The deposits of Alliance Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. Government. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions.

In February 2009, the FDIC adopted a final regulation that provided for the replenishment of the Deposit Insurance Fund over a period of seven years. The restoration plan changed the FDIC’s base assessment rates and the risk-based assessment system. The a risk-based premium system provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either six financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. Alliance Bank qualifies as a well capitalized Bank.  Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and their initial base assessment rate for deposit insurance is set at an annual rate of between 12 and 16 basis points. The initial base assessment rate for institutions in Risk Categories II, III and IV is set at annual rates of 22, 32 and 50 basis points, respectively. These initial base assessment rates are adjusted to determine an institution’s final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. The adjustments include higher premiums for institutions that rely significantly on excessive amounts of brokered deposits, including CDARS, higher premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10.0 billion in assets, while providing a reduction for all institutions for their unsecured debt.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. The assessment rate for the fourth quarter of 2009 was .00255% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

On May 22, 2009, the FDIC announced a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. The amount of our special assessment, which was paid on September 30, 2009, was $195,000.

On November 12, 2009, the FDIC adopted regulations that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012, along with their quarterly risk-based assessment for the third quarter of 2009. The prepaid assessment was collected instead of imposing additional special assessments at this time.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances which could result in termination of the Bank’s deposit insurance.

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

Alliance Bank is also subject to more stringent Pennsylvania Department of Banking capital guidelines.  Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital.  The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

At December 31, 2009, Alliance Bank’s capital ratios exceeded each of its capital requirements.

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

Limitations on Transactions with Affiliates.  Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act.  An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution.  In a mutual holding company context, the mutual holding company and mid-tier holding company of a savings institution (such as Alliance Bancorp and Alliance Mutual Holding Company) and any companies which are controlled by such holding companies are affiliates of the savings institution.  Generally, Section 23A limits the extent to which the savings institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus.  Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings institution as those provided to a non-affiliate.  The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions.  Section 23B transactions also include the provision of services and the sale of assets by a savings institution to an affiliate.  In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the Home Owners’ Loan Act prohibits a savings institution from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders.  Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  At December 31, 2009, Alliance Bank was in compliance with the above restrictions.

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

As a member, Alliance Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the Federal Home Loan Bank.  At December 31, 2009, Alliance Bank was in compliance with this requirement.

Federal Reserve Board System.  The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking.  At December 31, 2009, Alliance Bank was in compliance with these reserve requirements.

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

Method of Accounting.  For federal income tax purposes, income and expenses are reported on the accrual method of accounting and Alliance Bancorp files its federal income tax return using a December 31 calendar year end.

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

At December 31, 2009, Alliance Bank’s total federal pre-1988 reserve was approximately $7.1 million.  The reserve reflects the cumulative effects of federal tax deductions for which no federal income tax provisions have been made.

Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”).  The AMT is payable to the extent such AMTI is in excess of an exemption amount.  Net operating losses can offset no more than 90% of AMTI.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  Alliance Bank has been subject to the AMT and as of December 31, 2009, had $1.3 million of AMT available as credit for carryover purposes.

Net Operating Loss Carryovers.  Net operating losses incurred in taxable years beginning before August 6, 1997 may be carried back to the three preceding taxable years and forward to the succeeding 15 taxable years.  For net operating losses in years beginning after August 5, 1997, other than 2001 and 2002, such net operating losses can be carried back to the two preceding taxable years and forward to the succeeding 20 taxable years.  Net operating losses arising in 2001 or 2002 may be carried back five years and may be carried forward 20 years.  At December 31, 2009, Alliance Bank had no net operating loss carryforwards respectively, for federal income tax purposes.

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

Pennsylvania Taxation.  Alliance Bancorp is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax.  The Corporation Net Income Tax rate for fiscal 2009, 2008, and 2007 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments.  In general, the Capital Stock Tax is a property tax imposed at the rate of approximately 0.289% (for 2009) of a corporation’s capital stock value, which is determined in accordance with a fixed formula based upon average net income and net worth.

Alliance Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act (the “MTIT”), as amended to include thrift institutions having capital stock.  Pursuant to the MTIT, the tax rate is 11.5%.  The MTIT exempts Alliance Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers.  The MTIT is a tax upon net earnings, determined in accordance with U.S. generally accepted accounting principles with certain adjustments.  The MTIT, in computing income under U.S. generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of Alliance Bank.  Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes.  At December 31, 2009, the Bank had approximately $790,000, $1.4 million, and $772,000 in NOL carryforwards expiring in 2010, 2011 and 2012, respectively, for state tax purposes.

Item 1A.  Risk Factors

Not applicable

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties.

Offices and Properties

At December 31, 2009, the Company conducted its business from its executive offices in Broomall, Pennsylvania and eight full service offices, all of which are located in southeastern Pennsylvania.

The following table sets forth certain information with respect to the office and other properties of the Company at December 31, 2009.

Description/Address	Leased/Owned	Net Book Value of Premises and Fixed Assets	Amount of Deposits
		(In Thousands)

MAIN OFFICE

Lawrence Park	Owned	$1,411	$88,013
541 Lawrence Road
Broomall, PA 19008

BRANCH OFFICES

Upper Darby	Leased (1)	95	41,391
69th and Walnut Sts
Upper Darby, PA 19082

Secane	Leased (2)	123	63,805
925 Providence Road
Secane, PA 19018

Newtown Square	Leased (3)	21	32,204
252 & West Chester Pike
Newtown Square, PA 19073

Havertown	Leased (4)	94	54,260
500 E. Township Line Road
Havertown, PA 19083

Lansdowne	Owned	211	24,212
9 E. Baltimore Pike
Lansdowne, PA 19050

Springfield	Leased (5)	416	39,969
153 Saxer Avenue
Springfield, PA 19064

Shoppes at Brinton Lake	Leased (6)	126	23,685
979 Baltimore Pike
Glen Mills, PA 19342

Paoli Shopping Center	Leased (7)	33	10,784
82 E. Lancaster Ave.
Paoli, PA 19301

(1) The lease expires in February 2017 with two successive options to extend the lease for five years each.

(2) The lease expires in April 2011.

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

Item 4.  .

[Reserved]

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES.

Corporate Information

Independent Registered Public Accounting Firm	Investor Information
ParenteBeard LLC	Investors, analysts and others seeking
1200 Atwater Drive, Suite 225	information may contact:
Malvern, PA 19355	Kathleen P. Lynch
Corporate Secretary
Market Makers	541 Lawrence Road
FTN Midwest Securities Corp	Broomall, PA 19008-3599
Sandler O’ Neill & Partners, LP	(610) 353-2900
USB Financial Services, Inc.
Stifel, Nicholas, & Company, Inc.	Transfer Agent
Direct questions regarding dividend checks,
Securities Counsel	address and name changes or lost certificates to:
Elias, Matz, Tiernan & Herrick LLP	Registrar and Transfer Company
734 15th Street, NW, 11th Floor	10 Commerce Drive
Washington, D.C. 20005	Cranford, NJ 07016

Market Information

Alliance Bancorp Common Stock is traded on the Nasdaq Global Market and quoted under the symbol “ALLB”.  The closing price on December 31, 2009 was $8.40 per share.  There were 6,729,676 shares outstanding as of December 31, 2009, comprised of 3,973,750 shares held by Alliance Mutual Holding Company and 2,755,926 shares held by approximately 1,100 minority public stockholders.

For the Quarter Ended	High	Low	Close	Cash Dividends Declared

December 31, 2009	$8.75	$8.40	$8.40	$.03
September 30, 2009	8.89	8.50	8.50	.03
June 30, 2009	8.65	7.50	8.53	.03
March 31, 2009	8.05	7.25	7.93	.03

December 31, 2008	$8.44	$7.25	$7.50	$.06
September 30, 2008	8.83	7.24	8.44	.06
June 30, 2008	9.48	8.81	8.86	.06
March 31, 2008	9.06	6.82	8.81	.06

Market for Common Equity, and Related Stockholder Matters and Purchases of Equity Securities

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	that May Yet Be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
Period	Purchased(1)	Paid per Share	or Programs	Programs(1)

October 2009	—	—	—	116,612
November 2009	2,000	$8.53	2,000	114,612
December 2009	50,000	$8.63	50,000	64,612

Totals	52,000	$8.63	52,000	64,612

(1)    All shares were repurchased under the Company’s announced repurchase program. On January 29, 2009, the Company announced a program to repurchase up to 292,612 shares, or 10% of the outstanding common stock other than shares owned by Alliance Mutual Holding Company.  The program will expire in twelve months, or on January 29, 2010, and all shares are to be purchased in the open market or in privately negotiated transactions, as in the opinion of management, market conditions warrant.  Subsequently, the Company announced the extension of the repurchase program that expired January 29, 2010 for an additional twelve months.

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

	As of or For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share amounts)

Selected Financial Data
Total assets	$464,216	$424,410	$424,467	$410,350	$389,035
Cash and cash equivalents	74,936	28,308	42,079	48,283	20,956
Loans receivable, net	285,008	278,437	256,932	235,761	224,294
Loans held for sale	—	—	—	125	—
Mortgage-backed securities	23,355	31,921	35,632	43,636	48,362
Investment securities	52,336	62,070	67,861	59,305	72,079
Other real estate owned	2,968	—	—	—	1,795
Deposits	378,323	331,701	330,788	333,802	297,710
Borrowings (1)	32,021	37,198	37,042	37,172	52,501
Stockholders’ equity	48,445	48,899	51,458	33,500	34,127
Non-performing assets (2)	10,805	6,996	2,097	1,559	3,735

Selected Operating Data
Interest and dividend income	$21,091	$22,543	$24,340	$21,752	$19,883
Interest expense	9,509	11,702	13,999	11,331	8,907
Net interest income	11,582	10,841	10,341	10,421	10,976
Provision for loan losses	528	585	120	60	120
Net interest income after provision for loan losses	11,054	10,256	10,221	10,361	10,856
Other income	1,164	241	484	1,452	1,133
Other expenses	10,900	10,303	9,807	10,509	10,972
Income before income tax benefit	1,318	194	898	1,304	1,017
Income tax benefit	(41)	(411)	(157)	(67)	(157)
Net income	$1,359	$605	$1,055	$1,371	$1,174

Basic earnings per share (3)	$0.20	$0.09	$0.15	$0.19	$0.16

(Footnotes on Following Page)

Selected Consolidated Financial and Other Data (continued)

	As of or For the Year Ended December 31,
	2009	2008	2007	2006	2005
Selected Operating Ratios
Average yield earned on interest-earning assets	5.08%	5.64%	6.12%	5.89%	5.43%
Average rate paid on interest-bearing liabilities	2.57	3.32	4.03	3.39	2.69
Average interest rate spread (4)	2.51	2.32	2.09	2.50	2.74
Net interest margin (4)	2.79	2.72	2.60	2.82	3.00
Ratio of interest-earning assets to interest-bearing liabilities	115.08	113.54	114.54	110.66	110.74
Noninterest expense as a percent of average assets	2.47	2.44	2.33	2.69	2.89
Return on average assets	0.30	0.14	0.25	0.35	0.30
Return on average equity	2.97	1.21	2.18	4.05	3.39
Dividend payout ratio	25.59	122.91	58.56	90.39	105.54
Efficiency ratio (5)	85.52	92.97	90.60	88.51	90.61
Ratio of average equity to average assets	10.08	11.79	11.52	8.68	8.94
Full-service offices at end of period	9	9	9	9	8

Asset Quality Ratios
Nonperforming loans and troubled debt restructurings as a percent of total loans receivable (2)	2.71%	2.48%	0.81%	0.65%	0.85%
Nonperforming assets as a percent of total assets (2)	2.33	1.65	0.49	0.38	0.96
Allowance for loan losses as a percent of total loans receivable	1.23	1.13	1.09	1.14	1.18
Allowance for loan losses as a percent of nonperforming loans and troubled debt restructurings	45.14	45.30	135.00	174.39	137.63
Net charge-offs to average loans receivable outstanding during the period	0.06	0.09	0.00	0.02	0.03

Bank Capital Ratios
Tier 1 risk-based capital ratio	15.97%	16.33%	16.35%	14.05%	14.92%
Total risk-based capital ratio	17.17	17.47	17.38	15.12	16.06
Tier 1 leverage capital ratio	10.17	10.67	10.52	8.98	9.02

(1)	Borrowings consist of Federal Home Loan Bank (“FHLB”) advances, demand notes issued to the U.S. Treasury and, the Employee Stock Ownership Plan (“ESOP”) debt prior to conversion.

(2)

Nonperforming assets consist of nonperforming loans, troubled debt restructurings and other real estate owned (“OREO”). Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more overdue, while OREO consists of real estate acquired through, or in lieu of, foreclosure.

(3)	The calculation of earnings per share for 2005 and 2006 has been adjusted for the exchange and additional share issuance in the reorganization and offering completed on January 30, 2007

(4)

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Alliance Bancorp, Inc. of Pennsylvania is a bank holding company which own 100% of the capital stock of Alliance Bank (“Bank”) which is a community oriented savings bank headquartered in Broomall, Pennsylvania.  We operate a total of nine banking offices located in Delaware and Chester Counties, which are suburbs of Philadelphia.  Our primary business consists of attracting deposits from the general public and using those funds, together with funds we borrow, to originate loans to our customers and invest in securities such as U.S. Government and agency securities, mortgage-backed securities and municipal obligations.  At December 31, 2009, we had $464.2 million of total assets, $378.3 million of total deposits and stockholders’ equity of $48.4 million.

The Bank is primarily engaged in attracting deposits from the general public through its branch offices and using such deposits primarily to (i) originate and purchase loans secured by first liens on single-family (one-to-four units) residential and commercial real estate properties and (ii) invest in securities issued by the United States (“U.S.”) Government and agencies thereof, municipal and corporate debt securities and certain mutual funds.  The Bank derives its income principally from interest earned on loans, mortgage-backed securities and investments and, to a lesser extent, from fees received in connection with the origination of loans and for other services.  The Bank’s primary expenses are interest expense on deposits and borrowings and general operating expenses.  Funds for activities are provided primarily by deposits, repayments and prepayments of outstanding loans, investments and mortgage-backed securities and other sources.

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

Emphasizing Business Banking Operations.  We have hired an additional loan officer in 2009 and have increased our calls on local builders and other local businesses in an effort to increase our business banking relationships.  As a locally based bank, we believe that we offer a high level of customer service and a quick loan application and approval process which is attractive to many local, small to medium sized businesses.

Emphasizing Commercial Real Estate Loans.  At December 31, 2009, $131.9 million or 45.7% of our total loan portfolio consisted of commercial real estate loans.  Commercial real estate loans are attractive because they generally provide us with higher average yields than single-family residential mortgage loans and they typically have adjustable rates of interest and/or shorter terms to maturity than traditional single-family residential mortgage loans.  The net proceeds from the offering increased our capital and will facilitate our ability to expand higher quality loan relationships, subject to our current underwriting guidelines.  We intend to continue to emphasize growth in our commercial real estate lending in a manner consistent with our loan underwriting policies and procedures.

Considering New Product Lines.  We continue to evaluate new product lines in our efforts to offer a broader array of products and services to our customers.  In particular, we continue to evaluate financial products which will increase our non-interest income.

Continuing Residential Mortgage Lending.  Historically, we were a traditional single-family residential mortgage lender, and we will continue to offer traditional single-family residential loan products.  In recent periods, we have emphasized home equity loans and lines of credit due to the shorter terms to maturity and adjustable interest rates which we generally offer on such products as well as consumer demand for home equity loans and lines of credit.  At December 31, 2009, home equity loans and lines of credit amounted to $21.4 million or 7.4% of the total loan portfolio.

Increasing Core Deposits.  We intend to increase our core deposits in order to help reduce and control our cost of funds.  The Bank offers a wide variety of deposits to its customers and is competitive in the rates it offers although it does not necessarily seek to match the highest rates paid by competitors.  The Bank also promotes longer term deposits where possible and consistent with its asset liability management goals.  In addition to increasing its core deposits, the Bank continually reviews its borrowings as a source of funds and may determine to prepay additional borrowings, even if there would be a prepayment penalty, where in the judgment of management any penalty would be offset in a reasonable period through an improved net interest spread.  Management has determined not to repay or refinance such advances at this time because the current prepayment penalties upon early retirement would not be offset in a reasonable period of time through an improved net interest spread and because all advances mature in 2010.

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

Our net income amounted to $1.4 million and $605,000 for the years ended December 31, 2009 and 2008, respectively.  Some of the major factors and trends which have impacted our results in these periods include the following:

Other than Temporary Impairment of Securities.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether or not the Bank intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery in fair value.  Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of total other-than-temporary impairment related to a decrease in cash flows expected to be collected from debt security (the credit loss) and (b) the amount of other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings.  The amount of other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss).

During 2008, the Company recognized $882,000 in impairment charges on certain mutual funds.  The Company attributes the lower valuations of these mutual funds to a significant widening of spreads primarily due to the mortgage-related securities underlying these funds.  This spread differential is primarily due to the general lack of investor interest for these type of securities in the current market environment.  On August 20, 2008, subsequent to recording impairment charges, the Company sold these mutual funds to Alliance Mutual Holding Company at fair value.

Compression of Our Net Interest Spread and Net Interest Margin.  Our average interest rate spread was 2.51% and 2.32% for the years ended December 31, 2009 and 2008, respectively.  Alliance Bank’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 2.79% and 2.71% for the years ended December 31, 2009 and 2008, respectively.  The Federal Reserve Board made no changes to interest rates in 2009.  During 2008, the Federal Reserve Board reduced the federal funds rate seven times from 4.25% at December 31, 2007 to a range of 0% to 0.25% at December 31, 2008, with no changes in 2009.  Generally, a decreasing interest rate environment will reduce interest income earned on interest-earning assets and cause downward pressure on rates paid for interest bearing deposits.  However, interest rate changes generally affect interest income on prime based loans and overnight deposits almost immediately, while the impact on interest expense on customer deposits is more gradual due to fixed term certificates of deposit and the highly competitive environment in which the Company operates.  The Company anticipates that the current low rate environment will continue to put downward pressure on short term interest rates until the economic recovery is sustainable.   However, when the interest rate environment begins to increase this may cause pricing pressure on the Bank’s deposit accounts as it attracts new customers and retains existing customers.

Managing Non-Interest Expenses. Our non-interest expenses amounted to $10.9 million and $10.3 million for the years ended December 31, 2009 and 2008, respectively.  The increase was primarily due to a $563,000 or 290.9% increase in FDIC premiums expense and an increase in salary and employee benefits of $214,000 or 3.7% offset by a $158,000 or 34.0% decrease in advertising and marketing expenses. The increase in FDIC deposit insurance premiums included a $195,000 charge for the FDIC special assessment the Company paid in September of 2009.  The increase in salaries and employee benefits was attributed to a higher level of staff members and annual increases in employees’ salaries.

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

Other than Temporary Impairment of Securities.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether or not the Bank intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery in fair value.  Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of total other-than-temporary impairment related to a decrease in cash flows expected to be collected from debt security (the credit loss) and (b) the amount of other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings.  The amount of other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss).

Restricted Stock.  Restricted stock represents required investments in the common stock of a correspondent bank and is carried at cost. As of December 31, 2009 and December 31, 2008, restricted stock consists solely of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”).  In December of 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock.

Management’s evaluation and determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of an investment’s cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Financial Condition

The Bank’s total assets increased $40.1 million or 9.5% to $464.2 million at December 31, 2009, compared to $424.1 million at December 31, 2008.  This increase can be attributed to a $46.6 million or 164.7% increase in cash and cash equivalents, a $6.6 million or 2.4% increase in loans receivable, a $3.0 million increase in OREO, and a $2.0 million increase in prepaid FDIC premium assessments.  These increases were offset by an $8.9 million or 23.6% decrease in investment securities available for sale, an $8.6 million or 26.8% decrease mortgage backed securities, and an $810,000 decrease in investment securities held to maturity.  The increase in total cash and cash equivalents was primarily attributed to an increase in customer deposits as well as the decrease in investment securities available for sale that resulted from certain securities being called by the issuers and the decrease in mortgage backed securities available for sale which was due to normal principal repayments.  The Bank intends to consider using a portion of its cash and cash equivalents to repay $32.0 million in FHLB advances which mature in 2010.  New loan production amounted to $65.6 million for 2009 and included $14.9 million in residential and consumer lending, $43.0 million in commercial and business lending and $7.7 million in real estate construction lending.  The Bank’s net loans receivable outstanding at December 31, 2009 grew $6.6 million or 2.4% to $285.0 million as compared to $278.4 million at December 31, 2008.  The Bank remains committed to continuing its lending emphasis on developing and growing new and existing relationships with both retail and commercial customers.

Total liabilities increased $40.6 million or 10.8% to $415.8 million at December 31, 2009, compared to $375.2 million at December 31, 2008.  This increase was primarily due to an increase of $44.7 million or 14.1% in interest bearing deposits and a $1.9 million or 13.9% increase in non-interest bearing deposits.  The increase was partially offset by a $5.0 million or 13.5% decrease in FHLB advances.  Stockholders’ equity decreased $454,000 or 0.9% to $48.4 million as of December 31, 2009 compared to $48.9 million at December 31, 2008.  Beginning in January of 2009, the Company commenced a 292,612 share repurchase program and has repurchased 228,000 shares of its common stock at an average price of $8.42 per share through December 31, 2009, which decreased stockholders’ equity by $1.9 million.  The decrease was partially offset by net income of $1.4 million in 2009.

The Bank’s nonperforming assets, which consist of nonaccruing loans, accruing loans 90 days or more delinquent and other real estate owned (which includes real estate acquired through, or in lieu of, foreclosure) increased to $10.8 million or 2.33% of total assets at December 31, 2009 from $7.0 million or 1.65% of total assets at December 31, 2008.  At December 31, 2009, the Bank’s $10.8 million of nonperforming assets consisted of $1.4 million of accruing loans 90 days or more delinquent, $6.5 million of nonaccrual loans and $3.0 million in OREO.  At December 31, 2009, nonperforming loans consisted of $1.7 million in single-family residential real estate loans, $3.7 million of land and construction loans, $1.8 million in commercial real estate loans, $472,000 in commercial business loans, and $153,000 in consumer and other loans.  At December 31, 2008, nonperforming loans consisted of $2.5 million in single-family residential real estate loans, $3.6 million in commercial real estate loans, $896,000 in real estate construction loans, and $75,000 in consumer and other loans.  The Bank’s management continues to aggressively pursue the collection and resolution of all delinquent loans.

The Bank strives to maintain current valuations of the collateral supporting its impaired loans as well as other real estate owned.  In most cases, the Bank utilizes external appraisals to determine the estimated fair value of the underlying collateral when measuring for impairment.  As part of its valuation analysis, management considers the timing and reliability of the original appraisal, the original loan-to-value, the Bank’s overall exposure and current market conditions.  As part of our analysis, discounts may be applied to any collateral valuations that were performed more than six months prior to the reporting date.

At December 31, 2009, the Bank’s total allowance for loan losses amounted to $3.5 million, as compared to $3.2 million at December 31, 2008.  The increase was due to $528,000 in provisions to maintain an appropriate allowance level in light of factors such as the level of nonperforming loans and the current economic environment.  In addition, in 2009, the Bank’s net charge-offs amounted to $159,000.  At December 31, 2009, the Bank’s allowance for loan losses amounted to 45.1% of total nonperforming loans and 1.23% of total loans receivable, as compared to 45.3% and 1.13%, respectively, at December 31, 2008 and 135.00% and 1.09% at December 31, 2007.  The decrease in allowance for loan loss to total nonperforming loans from 2007 to 2008 was due to our analysis of the underlying real estate collateral securing these loans which warranted little additional reserves in most cases.

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

Results of Operations

General.  The Bank recorded net income of $1.4 million for the year ended December 31, 2009 as compared to net income of $605,000 million in 2008.  Net interest income increased $740,000 for the year ended December 31, 2009, compared to 2008, primarily due to a $2.2 million decrease in interest expense as a result of decreasing interest rates paid on deposits during 2009 and 2008. During 2008, the Federal Reserve Board reduced the key short-term rate seven times from 4.25% at December 31, 2007 to a range of 0% to 0.25% at December 31, 2008.  Other income increased $923,000 or 383.0% for the year ended December 31, 2009, compared to 2008  This increase was primarily attributable to the prior year $882,000 impairment charge on certain mutual funds and a $158,000 loss on the sale of certain mutual funds recorded during 2008 offset by a reduction in service charges.  Other expenses increased by $597,000 or 5.8% for the year ended December 31, 2009, compared to 2008, offset by a $1.5 million decrease on interest earned in interest earning assets.  This increase is primarily due to increases in salaries and employee benefits expense, an increase in FDIC deposit insurance premiums, and an increase in provision for loss on OREO when comparing 2009 to 2008.  The increase in salaries and employee benefits was primarily attributed to a higher level of staff members and annual increases in employees’ salaries.  The increase in FDIC deposit insurance premiums included a $195,000 charge for the FDIC special assessment the Company paid in September of 2009.  The increase in the provision for loss on OREO was the result of our analysis of the underlying real estate which warranted an additional reserve.  The provision for loan losses decreased $57,000 primarily due to a lower amount of charge-offs in 2009 as compared to 2008.  For 2009, the Company recorded a $41,000 income tax benefit compared to a $411,000 tax benefit for 2008.  The income tax benefit decreased due to a higher amount of pretax income for the year ended December 31, 2009, compared to 2008.

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

	At
	Dec. 31,	Year Ended December 31,
	2009	2009			2008			2007
	Yield/	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in Thousands)	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans receivable (1) (2)	6.03%	$283,736	$17,024	6.00%	$271,859	$17,485	6.43%	$247,157	$16,966	6.86%
Mortgage-backed securities	4.49	28,897	1,230	4.26	32,531	1,493	4.59	39,660	1,816	4.58
Investment securities (4)	4.27	58,383	2,638	4.52	59,568	2,852	4.79	64,983	3,333	5.13
Other interest-earning assets	0.41	44,065	199	0.45	36,021	712	1.98	46,200	2,225	4.82
Total interest-earning assets	4.86	415,081	21,091	5.08	399,979	22,542	5.64	398,000	24,340	6.12
Noninterest-earning assets		25,774			23,028			22,741
Total assets		$440,855			$423,007			$420,741

Interest-bearing liabilities:
Deposits	1.77	$335,864	7,287	2.17	$314,457	9,331	2.97	$310,112	11,618	3.75
FHLB advances and other borrowings	6.31	34,811	2,222	6.38	37,815	2,370	6.27	37,356	2,381	6.37
Total interest-bearing liabilities	2.13	370,675	9,509	2.57	352,272	11,701	3.32	347,468	13,999	4.03
Noninterest-bearing liabilities		21,331			20,883			24,800
Total liabilities		392,006			373,155			372,268
Stockholders’ equity		48,849			49,852			48,473
Total liabilities and stockholders’ equity		$440,855			$423,007			$420,741

Net interest-earning assets		$44,406			$47,707			$50,532
Net interest income/interest rate spread	2.73%		$11,582	2.51%		$10,841	2.32%		$10,341	2.09%
Net yield on interest- earning assets (3) (4)				2.79%			2.71%			2.60%
Ratio of interest-earning assets to interest-bearing liabilities				111.98%			113.54%			114.54%

(1)	Includes loans held for sale, if any.
(2)	Nonaccrual loans and loan fees have been included.
(3)	Net interest income divided by interest-earning assets.
(4)	The indicated yields are not reflected on a tax equivalent basis.

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

	Year Ended December 31,
	2009 vs. 2008
	Increase
	(Decrease) Due To
			Total
			Increase
(Dollars in Thousands)	Rate	Volume	(Decrease)

Interest-earning assets:
Loans receivable	$(1,079)	$617	$(462)
Mortgage-backed securities	(102)	(162)	(264)
Investment securities	(160)	(54)	(214)
Other interest-earning assets	(498)	(14)	(512)
Total interest-earning assets	(1,839)	387	(1,452)
Interest-bearing liabilities:
Deposits	(2,451)	407	(2,044)
FHLB advances and other borrowings	39	(187)	(148)
Total interest-bearing liabilities	(2,412)	220	(2,192)

Increase in net interest income	$573	$167	$740

Net Interest Income.  Net interest income is determined by the Bank’s interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  Interest expense decreased $2.2 million or 18.7% in 2009 compared to 2008 which more than offset a decrease of $1.5 million or 6.4% in interest income.  Net interest income increased $740,000 or 6.8% to $11.6 million for the year ended December 31, 2009 compared to 2008. This increase was primarily due to a decrease in rates paid on interest bearing deposits and a decrease in interest income on loans, partially offset by a decrease in the interest income on investment securities and interest income on balances from depository institutions.  In December 31, 2008 the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock.

Interest and Dividend Income.  Interest income decreased $1.5 million or 6.4% to $21.1 million for the year ended December 31, 2009, compared to the same period in 2008.  The decrease was primarily due to a $513,000 or 72.1% decrease in interest income on balances due from depository institutions, a $214,000 or 7.50% decrease in interest income on investment securities, and a $264,000 or 17.7% decrease in interest income earned on mortgage backed securities, and a $461,000 or 2.6% decrease in interest income earned on loans.  The decrease in interest due from depository institutions was due to a 153 basis point or 77.3% (one basis point is equal to 1/100 of a percent) decrease in the average yield earned on balances due from depository institutions, partially offset by an $8.0 million or 22.3% increase in the average balance of balances due from depository institutions.  The decrease in interest income on investment securities was due to a $1.2 million or 2.0% decrease in average balance of investment securities and a 27 basis point or 5.6% decrease in the average yield earned on investment securities.  The decrease in interest income on mortgage backed securities was primarily due to a $3.6 million or 11.2% decrease in the average balance of mortgage backed securities and a 33 or 7.2% basis point decrease in the average yield earned on mortgage backed securities.  The decrease in interest income on loans was primarily due to a 43 or 6.7% basis point decrease in the average yield earned on loans, partially offset by a $11.9 million or 4.4% increase in the average balance of loans outstanding.

Interest Expense.  Interest expense decreased $2.2 million or 18.7% to $9.5 million for the year ended December 31, 2009, compared to the same period in 2008.  This decrease was primarily due to a decrease of $2.0 million or 21.9% in interest expense on deposits and a decrease of $148,000 or 6.2% in interest expense on FHLB advances and other borrowings.  The decrease in interest expense on deposits was primarily due to a 80 basis point or 27.0% decrease in the average rate paid partially offset by a $21.4 million or 6.8% increase in the average balance outstanding.  The decrease in interest expense on FHLB advances and other borrowings was due to a $3.0 million or 7.9% decrease in the average balance outstanding, partially offset by an 11 or 1.8% basis point increase in the average rates paid on FHLB advances.

Provision for Loan Losses.  The Bank establishes provisions for loan losses, which are charges to operating results, in order to maintain a level of total allowance for loan losses that management believes, to the best of its knowledge, covers all known and inherent losses that are both probable and reasonably estimable, at each reporting date.  The allowance is based upon an assessment of prior loss experience, the volume and type of lending conducted by the Bank, industry standards, past due loans, current economic conditions in the Bank’s market area and other factors related to the collectibility of the Bank’s loan portfolio.  The provision for loan losses amounted to $528,000 and $585,000 for the years ended December 31, 2009 and 2008, respectively.

Other Income.  Total other income increased $923,000 or 383.0% to $1.2 million for the year ended December 31, 2009, compared to the same period in 2008.  This decrease is primarily attributable to the prior year $882,000 impairment charge on certain mutual funds and a $158,000 loss on the sale of certain mutual funds recorded during 2008.  The Bank has collected a management fee from Alliance Mutual Holding Company which reimburses the Bank for certain salary and overhead costs the Bank incurs on behalf of the mutual holding company.  The management fees for 2009 and 2008 were $360,000 and $384,000, respectively.

Other Expenses.  Our non-interest expenses amounted to $10.9 million and $10.3 million for the years ended December 31, 2009 and 2008, respectively.  This increase is primarily due to increases in salaries and employee benefits expense, an increase in FDIC deposit insurance premiums, and an increase in provision for loss on OREO when comparing 2009 to 2008.  The increase in salaries and employee benefits was primarily attributed to a higher level of staff members and modest annual increases in employees’ salaries.  The increase in FDIC deposit insurance premiums included a $195,000 charge for the FDIC special assessment the Company paid in September of 2009.  The increase in the provision for loss on OREO is the result of our analysis of the underlying real estate which warranted an additional reserve.  As of December 31, 2009, the Bank had $3.0 million in OREO compared to no OREO at December 31, 2008.

Income Tax Benefit.  Income tax benefit amounted to $41,000 and $411,000 for the years ended December 31, 2009 and 2008, respectively, resulting in effective tax rates of (3.1)% and (211.6)%, respectively.  The decrease in income tax benefit for the year ended December 31, 2009 was primarily due to higher pre-tax income in 2009 compared to 2008.  The tax benefit primarily resulted from tax exempt income from Bank-owned life insurance and certain tax-exempt securities purchased by the Bank.

Liquidity and Capital Resources

The Bank’s liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations.  The Bank’s primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations.  Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition.  After the completion of its reorganization and stock offering in January of 2007, the Bank’s liquidity and capital position were further strengthened resulting from $16.5 million in net proceeds from the stock offering.  The Bank attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors.  Any excess funds are invested in overnight and other short-term interest-earning accounts.  The Bank generates cash flow through the retail deposit market, its traditional funding source, for use in investing activities.  In addition, the Bank may utilize borrowings such as Federal Home Loan Bank advances for liquidity or profit enhancement.  At December 31, 2009, the Bank had $32.0 million of outstanding advances and $108.1 million of additional borrowing capacity from the FHLB of Pittsburgh.  The Bank is reviewing its continued utilization of advances from the FHLB as a source of funding based upon recent decisions by the FHLB to suspend the dividend on, and restrict the repurchase of, FHLB stock.  The $32.0 million in FHLB advances is due throughout 2010 with $6.0 million due in the first quarter of 2010, $22.0 million due in the second quarter of 2010, and $5.0 million due in the third quarter of 2010.  On February 3, 2010, the Bank repaid $6.0 million with cash on hand.  Management is currently analyzing how to best repay the remaining $26.0 million.  FHLB stock is required to be held when advances from the FHLB are taken.  Further, the Bank has access to the

Federal Reserve Bank discount window.  At December 31, 2009, the Bank had no such funds outstanding from the Federal Reserve Bank.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Bank.  At December 31, 2009, the total approved loan commitments outstanding amounted to $7.8 million.  At the same date, commitments under unused lines of credit amounted to $30.5 million.  Certificates of deposit scheduled to mature in one year or less at December 31, 2009, totaled $200.1 million.  Management believes that a significant portion of maturing deposits will remain with the Bank.  Investment and mortgage-backed securities totaled $75.7 million at December 31, 2009, of which $1.5 million are scheduled to mature or reprice in one year or less.  The Bank anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

Bank Regulatory Capital Requirements

The following table summarizes the Bank’s total stockholder’s equity, FDIC regulatory capital, total FDIC risk-based assets, leverage and risk-based regulatory ratios at December 31, 2009.

(Dollars in Thousands)

Total stockholder’s equity or GAAP capital (Bank)	$46,232
FDIC adjustment for securities available-for-sale	(519)
FDIC adjustment for retirement plans	1,102
FDIC tier 1 capital	46,815
Plus: FDIC tier 2 capital (1)	3,538
Total FDIC risk-based capital	$50,353

FDIC quarterly average total assets for leverage ratio	$460,375
FDIC net risk-weighted assets	293,199

FDIC leverage capital ratio	10.17%
Minimum requirement (2)	4.00% to 5.00%

FDIC risk-based capital - tier 1	15.97%
Minimum requirement	4.00%

FDIC total risk-based capital (tier 1 & 2)	17.17%
Minimum requirement	8.00%

(1)          Tier 2 capital consists entirely of the allowable portion of the allowance for loan losses, which is limited to 1.25% of total risk-weighted assets as detailed under regulations of the FDIC.

(2)          The FDIC has indicated that most highly rated institutions which meet certain criteria will be required to maintain a ratio of 3%, and all other institutions will be required to maintain an additional cushion of 100 to 200 basis points.  As of December 31, 2009, the Bank had not been advised of any additional requirements in this regard.

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

In October 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets.  This Update amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140.  The amendments in this Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  The implementation of this standard is not expected to have an impact on the Company’s consolidated financial position or results of operations.

In October 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Update amends the Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R).  The amendments in this Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity.  The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  The implementation of this standard is not expected to have an impact on the Company’s consolidated financial position or results of operations.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash.  The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  This Update codifies the consensus reached in EITF Issue No. 09-E, “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash.”   This Update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The implementation of this standard is not expected to have an impact on the Company’s consolidated financial position or results of operations.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification.  This Update clarifies that the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance applies to: a subsidiary or group of assets that is a business or nonprofit activity; a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). This Update also clarifies that the decrease in ownership guidance in Subtopic 810-10 does not apply to: (a) sales of in substance real estate; and (b) conveyances of oil and gas mineral rights, even if these transfers involve businesses.  The amendments in this Update expand the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets to include:  the valuation techniques used to measure the fair value of any retained investment; the nature of any continuing involvement with the subsidiary or entity acquiring the group of assets; and whether the transaction that resulted in the deconsolidation or derecognition was with a related party or whether the former subsidiary or entity acquiring the assets will become a related party after the transaction.  This Update is effective beginning in the period that an entity adopts FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB 51 (now included in Subtopic 810-10).  If an entity has previously adopted Statement 160, the amendments are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.  The amendments in this Update should be applied retrospectively to the first period that an entity adopts Statement 160.  The implementation of this standard is not expected to have an impact on the Company’s consolidated financial position or results of operations.

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:   a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.  In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

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

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Alliance Bancorp, Inc. of Pennsylvania

We have audited the accompanying consolidated statements of financial condition of Alliance Bancorp, Inc. of Pennsylvania and subsidiaries (“the Company”) as of December 31, 2009 and December 31, 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009. Alliance Bancorp, Inc. of Pennsylvania’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bancorp, Inc. of Pennsylvania and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

ParenteBeard LLC

Malvern, Pennsylvania

March 16, 2010

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
	2009	2008

Assets
Cash and cash due from depository institutions	$5,710,340	$7,849,024
Interest bearing deposits with depository institutions	69,225,763	20,458,632
Total cash and cash equivalents	74,936,103	28,307,656

Investment securities available for sale	28,889,850	37,814,226
Mortgage-backed securities available for sale	23,355,025	31,920,757
Investment securities held to maturity (fair value - 2009, $23,796,424; 2008, $23,958,326)	23,445,803	24,255,762
Loans receivable - net of allowance for loan losses - 2009, $3,537,736; 2008, $3,169,118	285,007,578	278,436,554
Accrued interest receivable	2,045,466	2,028,079
Premises and equipment - net	2,530,550	2,764,353
Other real estate owned	2,968,139	—
Federal Home Loan Bank (FHLB) stock-at cost	2,438,800	2,438,800
Bank owned life insurance	11,185,302	10,830,059
Deferred tax asset-net	4,546,254	4,328,167
Prepaid FDIC premium assessment	2,034,041	—
Prepaid expenses and other assets	833,332	985,253

Total Assets	$464,216,243	$424,109,666

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing deposits	$15,506,305	$13,609,911
Interest bearing deposits	362,817,118	318,091,491
Total deposits	378,323,423	331,701,402

Demand notes issued to the U.S. Treasury	20,535	197,810
FHLB advances	32,000,000	37,000,000
Accrued expenses and other liabilities	5,427,662	6,311,416

Total liabilities	415,771,620	375,210,628

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Common stock, $.01 par value; shares authorized -15,000,000: shares issued—7,225,000; outstanding-2009, 6,729,676; 2008, 6,957,676	72,250	72,250
Additional paid-in capital	24,015,125	24,029,125
Retained earnings - partially restricted	29,847,311	28,836,350
Unearned shares held by Employee Stock Ownership Plan (ESOP)	(602,229)	(722,664)
Accumulated other comprehensive loss	(582,743)	(930,044)
Treasury stock, at cost: 2009, 495,324 shares; 2008, 267,324 shares	(4,305,091)	(2,385,979)

Total stockholders’ equity	48,444,623	48,899,038

Total Liabilities and Stockholders’ Equity	$464,216,243	$424,109,666

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2009	2008

Interest and Fees and Dividend Income
Loans	$17,023,648	$17,485,366
Mortgage-backed securities	1,229,896	1,493,761
Investment securities:
Taxable	1,467,183	1,379,451
Tax – exempt	1,170,945	1,091,068
Dividends	—	381,375
Balances due from depository institutions	199,192	711,672
Total interest and dividend income	21,090,864	22,542,693

Interest Expense
Deposits	7,287,079	9,330,875
FHLB advances and other borrowed money	2,222,226	2,370,614
Total interest expense	9,509,305	11,701,489

Net Interest Income	11,581,559	10,841,204
Provision for Loan Losses	528,215	585,000
Net Interest Income After Provision for Loan Losses	11,053,344	10,256,204

Other Income
Service charges on deposit accounts	292,720	352,123
Management fees	360,000	384,000
Other fee income	170,110	169,408
Gain on sale of loans	—	6,524
Loss on sale of investment securities, net	—	(157,349)
Loss on sale of OREO, net	(14,877)	—
Impairment charge on investment securities	—	(882,202)
Portion of loss recognized in other comprehensive loss, net	—	—
Net impairment loss recognized in earnings	—	(882,202)
Increase in cash surrender value of bank owned life insurance	355,243	366,920
Other	795	1,439
Total other income	1,163,991	240,863

Other Expenses
Salaries and employee benefits	5,929,342	5,715,821
Occupancy and equipment	1,800,582	1,967,589
FDIC deposit insurance premiums	756,151	193,416
Advertising and marketing	307,860	466,181
Professional fees	501,236	438,407
Loan and OREO expense	116,121	38,256
Directors fees	254,800	249,560
Provision for loss on OREO	106,753	—
Other noninterest expense	1,126,793	1,233,803
Total other expenses	10,899,638	10,303,033

Income Before Income Tax Benefit	1,317,697	194,034

Income Tax Benefit	(41,000)	(410,600)

Net Income	$1,358,697	$604,634

Basic Earnings per Share	$0.20	$0.09

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2009 and 2008

	Common Stock	Additional Paid-in Capital	Treasury Stock	Partially Restricted Retained Earnings	Unearned shares held by ESOP	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income
Balance, January 1, 2008	$72,250	$24,041,025	$—	$28,974,883	$(843,108)	$(786,766)	$51,458,284

ESOP shares committed to be released		(11,900)			120,444		108,544
Net income				604,634			604,634	$604,634
Dividends declared ($0.24 per share)				(743,167)			(743,167)
Acquisition of treasury stock (267,324 shares)			(2,385,979)				(2,385,979)
Change in liability for retirement plans, net of tax						(655,018)	(655,018)	(655,018)
Change in net unrealized gain on securities available for sale-net of tax (1)						511,740	511,740	511,740

Balance, December 31, 2008	72,250	24,029,125	(2,385,979)	28,836,350	(722,664)	(930,044)	48,899,038	$461,356

ESOP shares committed to be released		(14,000)			120,435		106,435
Net income				1,358,697			1,358,697	$1,358,697
Dividends declared ($0.12 per share)				(347,736)			(347,736)
Acquisition of treasury stock (228,000 shares)			(1,919,112)				(1,919,112)
Change in liability for retirement plans, net of tax						453,667	453,667	453,667
Change in net unrealized gain on securities available for sale-net of tax (1)						(106,366)	(106,366)	(106,366)

Balance, December 31, 2009	$72,250	$24,015,125	$(4,305,091)	$29,847,311	$(602,229)	$(582,743)	$48,444,623	$1,705,998

(1)  Disclosure of reclassification, net of tax for years ended:

	2009	2008
Net unrealized losses arising during the year	$(106,366)	$(174,363)
Add: reclassification adjustment for impairment charge included in net income (net of tax benefit of $-0- and $299,949, respectively)	—	582,253
Add: reclassification adjustment for net losses included in net income (net of tax benefit of $-0- and $53,499, respectively)	—	103,850

Change in net unrealized gains (losses) on securities available for sale	$(106,366)	$511,740

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008
Operating Activities
Net income	$1,358,697	$604,634
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Provision for:
Loan losses	528,215	585,000
Depreciation and amortization	511,861	686,083
OREO	106,753	—
Gain on sale of loans	—	(6,524)
Impairment charge on investment securities	—	882,202
Loss on sale of investment securities	—	157,349
ESOP shares committed to be released	106,435	108,544
Loss on sale of OREO	14,877	—
Origination of loans held for sale	—	(1,328,000)
Deferred tax benefit	(397,000)	(665,676)
Proceeds from loans sold in the secondary market	—	1,334,524
Changes in assets and liabilities which provided (used) cash:
Accrued expenses and other liabilities	(196,379)	140,491
Prepaid expenses and other assets	(1,882,120)	(227,063)
Increase in cash surrender value of bank owned life insurance	(355,243)	(366,920)
Accrued interest receivable	(17,387)	(96,088)
Net cash (used in) provided by operating activities	(221,291)	1,808,556

Investing Activities
Purchase of investment securities-available for sale	(31,000,000)	(29,500,000)
Purchase of investment securities-held to maturity	(4,085,000)	(4,000,000)
Purchase of mortgage-backed securities	—	(4,340,000)
Loans originated and acquired	(65,627,266)	(73,732,689)
Proceeds from maturities and calls of investment securities	44,347,929	20,675,000
Proceeds from the sale of investment securities available for sale	—	18,145,482
Proceeds from loans sold	500,000	—
Purchase of FHLB stock	—	(128,700)
Principal repayments of:
Loans	54,264,173	51,643,300
Mortgage-backed securities	8,875,977	8,257,558
Purchase of premises and equipment	(278,058)	(540,314)
Investment in OREO	(33,734)	—
Proceeds from sale of OREO	707,819	—
Net cash provided by (used in) investing activities	7,671,840	(13,520,363)

Financing Activities
Dividends paid	(347,736)	(743,167)
Increase in deposits	46,622,021	913,748
Purchase of treasury stock	(1,919,112)	(2,385,979)
(Decrease) increase in demand notes issued to the U.S. Treasury	(177,275)	155,661
Repayments of FHLB advances	(5,000,000)	—
Net cash provided by (used in) financing activities	39,177,898	(2,059,737)

Increase (decrease) in Cash and Cash Equivalents	46,628,447	(13,771,544)
Cash and Cash Equivalents, Beginning of Year	28,307,656	42,079,200
Cash and Cash Equivalents, End of Year	$74,936,103	$28,307,656

Supplemental Disclosures of Cash Flow Information-
Cash paid during the period for:
Interest	$9,537,066	$11,752,387
Income taxes	$300,000	$400,000

Supplemental Disclosure of Noncash Investing Activity-
Other real estate acquired in settlement of loans	$3,763,854	$—

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Notes to Consolidated Financial Statements

1.    Organizational Structure and Nature of Operations

In 1995, Alliance Bank, formerly Greater Delaware Valley Savings Bank, (the “Bank”) completed a reorganization from a Pennsylvania chartered mutual savings bank to a Pennsylvania chartered mutual holding company known as Greater Delaware Valley Holdings, a Mutual Company (the “Holding Company”).  As part of the reorganization, the Bank organized a Pennsylvania chartered stock savings bank and transferred substantially all of its assets and liabilities, including all of its deposit-taking, lending and other banking functions and its corporate name, to the newly created stock savings bank in exchange for 2,753,625 shares of its common stock. Concurrent with the reorganization, the Bank sold 682,500 shares of common stock in a public offering at a price of $9.52 per share resulting in $6,500,000 of additional equity capital before offering expenses. The costs of issuing the common stock were deducted from the sale proceeds.

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

Alliance Bancorp filed a registration statement with the Securities and Exchange Commission with respect to the stock offering. Proxy and offering materials setting forth detailed information relating to the Reorganization Plan and Stock Plan were sent to shareholders of the Bank for their consideration and approval. Shareholders of the Bank approved the Reorganization Plan at a special meeting of shareholders held on December 15, 2006.  The reorganization and stock offering were completed on January 30, 2007.  In the offering, Alliance Bancorp sold 1,807,339 shares of common stock at a purchase price of $10.00 per share and realized $16.5 million in net offering proceeds.  In addition, Alliance Bancorp issued 5,417,661 shares of common stock in exchange for former outstanding shares of the Bank.  Each share of the Bank’s common stock was converted into 2.09945 of common stock shares of Alliance Bancorp.  Lastly, an Employee Stock Ownership Program (ESOP) was established and the Bank borrowed $903,330 from Alliance Bancorp to purchase 90,333 shares of common stock.  Principal and interest payments of the loan are made quarterly over a term of 8 years at an interest rate of 8.25%.

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

Subsequent Event — The Company assessed events occurring subsequent to December 31, 2009 for potential recognition and disclosure in the consolidated financial statements. Based upon subsequent information, the Company intends to increase its provision for loan losses in the quarter ending March 31, 2010 by approximately $350,000 to $500,000 above its normal provision for loan losses, although no assurance can be given that the actual amount of such provision will not be higher.  Contributing to such increase, the Company intends to classify a $6.2 million land and development loan for a mixed use commercial real estate project located in Bradenton, Florida as non-accrual as of March 31, 2010.  This resulted from a lack of sales activity combined with a decline in the liquidity of the borrowers and their inability to access additional funds.  In addition, the Company anticipates that additional reserves will be required upon the completion of its impairment analysis with respect to a $3.7 million real estate construction loan on 16 remaining substantially completed units located in center city Philadelphia that has been on non-accrual status since March 2009.  No other events have occurred that would require adjustment to or disclosure in the consolidated financial statements.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation - The consolidated financial statements of the Company include the accounts of the Bank, Alliance Delaware Corporation, which holds and manages certain investment and mortgage-backed securities, and Alliance Financial and Investment Services LLC, which participates in commission fees from non-insured alternative investment products, all are wholly owned subsidiaries of the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Segment Information — The Company has one reportable segment, “Community Banking.”  All of the Banks activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Bank supports the others.  For example, lending is dependent upon the ability of the Bank to fund itself with deposits and other borrowings and manage interest rate and credit risk.  Accordingly, all significant operating decisions are based upon analysis of the Bank as one segment or unit.

The Company operates only in the U.S. domestic market, primarily in Pennsylvania’s Delaware and Chester Counties.  For the years ended December 31, 2009 and 2008, there was no one customer that accounted for more than 10% of the Bank’s revenue.

Cash and Cash Equivalents — For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits with depository institutions.  As of December 31, 2009 and 2008, the Bank’s minimum reserve balance with the Federal Reserve Bank was approximately $2.0 million, and $2.3 million, respectively.

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

The following table shows the fair value and unrealized losses on investments, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Securities Available for Sale
U.S. Government obligations	$19,784	$215	$—	$—	$19,784	$215
Mortgage-backed securities	—	—	669	15	699	15

Total securities available for sale	$19,784	$215	$699	$15	$20,483	$230

Securities Held to Maturity
Municipal obligations	$2,060	$20	$3,904	$141	$5,964	$161

	December 31, 2008
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Securities Available for Sale
U.S. Government obligations	$1,987	$13	$—	$—	$1,987	$13
Mortgage-backed securities	2,594	70	4,407	86	7,001	156
Total securities available for sale	$4,581	$83	$4,407	$86	$8,988	$169

Securities Held to Maturity
Municipal obligations	$9,192	$443	$1,559	$162	$10,751	$605

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether or not the Bank intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery in fair value.  Once a decline in value for a debt security is determined to be other0than-temporary, the other-than-temporary impairment is separated into (a) the amount of total other-than-temporary impairment related to a decrease in cash flows expected to be collected from debt security (the credit loss) and (b) the amount of other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings.  The amount of other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss).

As of December 31, 2009, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of December 31, 2009, there were 17 U.S. government obligations, 5 mortgage-backed securities, and 8 municipal obligations, which were in an unrealized loss position.  Of the securities in an unrealized loss position at December 31, 2009, there were no U.S. government obligations, 5

mortgage-backed securities, and 5 municipal obligations, which were in an unrealized loss position for twelve months or longer.   The Company does not intend to sell and it is not more than likely than not that the Company will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of December 31, 2009 represents an other-than-temporary impairment.

During 2008, due to a decline in the fair value of the Company’s investment in an $18.0 million mutual fund portfolio, the Company identified the impairment of these securities as other than temporary and recorded a loss of $882,000 as a charge against operating results.  In April and July of 2008, the Company sold approximately $15.5 million and $254,000, respectively, of the mutual funds and recorded pretax losses on the sale of securities of $153,000 and $4,000, respectively.  In August of 2008, the remaining $2.7 million of mutual funds were sold at fair value to Alliance Mutual Holding Company.

Federal Home Loan Bank Stock- Federal Home Loan Bank (“FHLB”) Stock, which represents the required investment in the common stock of a correspondent bank, is carried at cost. In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.

Management’s determination of whether this investment is impaired is based on their assessment of the ultimate recoverability of its cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of its cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the FHLB stock as of December 31, 2009.

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

Purchase Discounts and Premiums — Purchase discounts and premiums on loans and investment and mortgage-backed securities purchased are amortized over the expected average life of the loans and securities using the interest method.

Other Real Estate Owned - Other real estate acquired through, or in lieu of, foreclosure is initially recorded at fair value at the date of acquisition, establishing a new cost basis through a charge to the allowance for loan losses, if necessary.  Revenues and expenses from operations are included in other income and other expense.  Additions to the valuation allowance are included in other expense.  Subsequent to foreclosure, valuations are periodically performed by management and an allowance for losses is established, if necessary, by a charge to operations if the carrying value of a property exceeds its estimated fair value less estimated costs to sell.

Bank-Owned Life Insurance - The Bank is the beneficiary of insurance policies on the lives of certain officers of the Bank. The Bank has recognized the amount that could be realized under the insurance policies as an asset in the consolidated statements of financial condition.

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

Income Taxes - The Bank accounts for Income Taxes in accordance with the guidance set forth in FASB ASC Topic 740, Income Taxes.  The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Bank determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Bank recognizes interest and penalties on income taxes as a component of income tax expense.  The Company’s federal income and state tax returns for taxable years through December 31, 2006 have been closed for purposes of examination by the Internal Revenue Service and Pennsylvania Department of Revenue.

The Bank has also entered into a tax sharing agreement (under the Internal Revenue Section 1552) with the Company and Alliance Delaware Corporation.  The agreement provides that the tax liability shall be apportioned among the members of the group in accordance with the ratio which that portion of the consolidated taxable income attributed to each member of the group having taxable income bears to the consolidated taxable income.  The Bank had $-0- and $3,600 due to the Company at December 31, 2009 and 2008, respectively.

Transfers of Financial Assets- Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Employee Benefit Plans- The Bank’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes. The Bank may elect to match employee contributions, as a profit sharing payment, up to a specified percentage of their respective salaries in an amount determined annually by the Board of Directors. The Company’s profit sharing contribution related to the plan resulted in expenses of $110,000 and $100,000 for 2009, and 2008, respectively.

The Bank also maintains a Supplemental Executive Plan and a Retirement Income Plan (the “Plans”). The accrued amount for the Plans included in other liabilities was $3.5 million and $3.4 million at December 31, 2009 and 2008, respectively. The expense associated with the Plans for the years ended December 31, 2009, and 2008 was $290,000, and $521,000, respectively.

Advertising Costs- The Bank follows the policy of charging the costs of advertising to expense as incurred.  Advertising costs were $308,000 and $466,000 for the years ended December 31, 2009 and December 31, 2008, respectively.

Earnings per Share - There are no convertible securities which would affect the net income (numerator) in calculating earnings per share.  Basic earnings per share data are based on the weighted-average number of shares outstanding during each period.  At the present time, the Bank’s capital structure has no potential dilutive securities.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic earnings per share computation.

	For the Years
	Ended December 31,
	2009	2008

Net Income	$1,358,697	$604,634

Weighted average shares outstanding	6,854,361	7,045,768
Average unearned ESOP shares	(65,980)	(78,289)
Weighted average shares outstanding — basic	6,788,381	6,967,479

Basic earnings per share	$0.20	$0.09

Comprehensive Income — The Bank is required to present, as a component of comprehensive income, the amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly to stockholders’ equity.

The components of accumulated other comprehensive loss are as follows:

	December 31,	December 31,
	2009	2008

Net unrealized gain (loss) on securities	$519,070	$625,436
Net unrealized loss on retirement plans	(1,101,813)	(1,555,480)
Total accumulated other comprehensive loss	$(582,743)	$(930,044)

Dividend Restriction-The Holding Company held 3,973,750 shares, or 59.0%, of the Company’s outstanding common stock, and the minority public shareholders held 41.0% of outstanding stock at December 31, 2009. The Holding Company has filed a notice with the Office of Thrift Supervision (“OTS”) to waive its right to receive cash dividends during the 2010 calendar year. The Company paid a fourth quarter cash dividend on November 20, 2009 to all minority public shareholders.

The Holding Company has waived receipt of past dividends paid by the Company. The dividends waived are considered as a restriction on the retained earnings of the Company. As of December 31, 2009 and December 31, 2008, the aggregate retained earnings restricted for cash dividends waived were $2,185,563 and $1,708,713, respectively.

Recent Accounting Pronouncements —

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

In October 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets.  This Update amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140.  The amendments in this Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  The implementation of this standard is not expected to have an impact on the Company’s consolidated financial position or results of operations.

In October 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Update amends the Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R).  The amendments in this Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity.  The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  The implementation of this standard is not expected to have an impact on the Company’s consolidated financial position or results of operations.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash.  The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  This Update codifies the consensus reached in EITF Issue No. 09-E, “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash.”   This Update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The implementation of this standard is not expected to have an impact on the Company’s consolidated financial position or results of operations.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification.  This Update clarifies that the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance applies to: a subsidiary or group of assets that is a business or nonprofit activity; a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). This Update also clarifies that the decrease in ownership guidance in Subtopic 810-10 does not apply to: (a) sales of in substance real estate; and (b) conveyances of oil and gas mineral rights, even if these transfers involve businesses.  The amendments in this Update expand the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets to include:  the valuation techniques used to measure the fair value of any retained investment; the nature of any continuing involvement with the subsidiary or entity acquiring the group of assets; and whether the transaction that resulted in the deconsolidation or derecognition was with a related party or whether the former subsidiary or entity acquiring the assets will become a related party after the transaction.  This Update is effective beginning in the period that an entity adopts FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB 51 (now included in Subtopic 810-10).  If an entity has previously adopted Statement 160, the amendments are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.  The amendments in this Update should be applied retrospectively to the first period that an entity adopts Statement 160.  The implementation of this standard is not expected to have an impact on the Company’s consolidated financial position or results of operations.

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:   a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.  In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

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

	December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:

Obligations of the Federal Home Loan Bank:
Due 1 year or less	$1,000,000	$4,690	—	$1,004,690
Due after 5 years through 10 years	4,995,699	100,251	(16,870)	5,079,080

Total	$5,995,699	$104,941	$(16,870)	$6,083,770

	December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Freddie Mac:
Due after 1 year through 5 years	$1,000,000	$—	(15,310)	$984,690
Due after 10 years	1,000,000	—	(5,000)	995,000

Total	$2,000,000	$—	$(20,310)	$1,979,690

	December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 5 years through 10 years	$6,000,000	$2,190	$(41,250)	$5,960,940
Due after 10 years	14,999,122	2,820	(136,492)	14,865,450

Total	$20,999,122	$5,010	$(177,742)	$20,826,390

	December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Held to Maturity

Municipal Obligations:
Due after 5 years through 10 years	$4,315,560	$169,914	—	$4,485,474
Due after 10 years	19,130,243	341,992	$(161,285)	19,310,950

Total	$23,445,803	$511,906	$(161,285)	$23,796,424

	December 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Available for Sale:

Obligations of the Federal Home Loan Bank:
Due after 1 year through 5 years	$1,000,000	$22,190	—	$1,022,190
Due after 5 years through 10 years	3,995,054	159,956	—	4,155,010

Total	$4,995,054	$182,146	$—	$5,177,200

	December 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Freddie Mac:
Due after 5 years through 10 years	$10,993,236	$35,785	$—	$11,029,021
Due after 10 years	7,493,482	25,383	(1,820)	7,517,045

Total	$18,486,718	$61,168	$(1,820)	$18,546,066

	December 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due 1 year or less	$998,087	$33,793	$—	$1,031,880
Due after 10 years	9,967,932	58,958	—	10,026,890

Total	$10,966,019	$92,751	$—	$11,058,770

	December 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Federal Farm Credit:
Due after 5 years through 10 years	$3,000,000	$43,130	$(10,940)	$3,032,190

Total	$3,000,000	$43,130	$(10,940)	$3,032,190

	December 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Held to Maturity

Municipal Obligations:
Due after 5 years through 10 years	$7,638,991	$100,336	$(68,254)	$7,671,073
Due after 10 years	16,616,771	207,481	(536,999)	16,287,253

Total	$24,255,762	$307,817	$(605,253)	$23,958,326

Included in obligations of U.S. Government agencies at December 31, 2009 and December 31, 2008, were $19.8 million and $17.0 million, respectively, of structured notes.   These structured notes were comprised of step-up bonds that provide the U.S. Government agencies with the right, but not the obligation, to call the bonds on certain dates.

For the years ended December 31, 2009 and 2008, proceeds from sales of investment securities available for sale amounted to $-0- million and $18.1 million, respectively. For such periods, gross realized gains on sales amounted to $0 and $-0-, respectively, while gross realized losses amounted to $-0- and $157,349, respectively. The tax expense (benefit) applicable to the net realized gain (loss) amounted to $-0- and $(53,499), for 2009 and 2008, respectively. Investment securities with an aggregate carrying value of $12.0 million and $4.0 million were pledged as collateral for certain deposits at December 31, 2009 and 2008, respectively.

4.     Mortgage-Backed Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and the fair values of mortgage-backed securities available for sale are as follows:

	December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$2,141,689	$79,369	—	$2,221,058
FHLMC pass-through certificates	8,379,078	418,743	—	8,797,821
FNMA pass-through certificates	11,942,817	408,396	$(15,067)	12,336,146

Total	$22,463,584	$906,508	$(15,067)	$23,355,025

	December 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$2,541,324	$30,113	$(79,638)	$2,491,799
FHLMC pass-through certificates	12,292,382	352,651	(3,968)	12,641,065
FNMA pass-through certificates	16,505,855	354,950	(72,912)	16,787,893

Total	$31,339,561	$737,714	$(156,518)	$31,920,757

At December 31, 2009 and 2008, the Bank had $3.1 million and $5.6 million, respectively, in mortgage-backed securities pledged as collateral for the treasury, tax and loan account and certain deposits.  There were no sales of mortgage-backed securities in 2009 or 2008.

5.     Loans Receivable - Net

Loans receivable consist of the following:

	December 31,
	2009	2008
Real estate loans:
Single-family	$114,953,350	$116,682,502
Multi-family	1,231,148	1,281,274
Commercial	131,873,637	123,465,061
Land and construction	24,580,893	25,260,812
Commercial business	8,457,702	8,985,325
Consumer and other loans	7,613,968	5,936,821
Total loans receivable	288,710,698	281,611,795
Less:
Deferred fees	(165,384)	(6,123)
Allowance for loan losses	(3,537,736)	(3,169,118)
Loans receivable - net	$285,007,578	$278,436,554

The Bank originates loans to customers located primarily in Southeastern Pennsylvania. This geographic concentration of credit exposes the Bank to a higher degree of risk associated with this economic region. In addition, the Bank participates in the origination and sale of fixed-rate single-family residential mortgage loans in the secondary market. The Bank recognized gains from the sale of such loans of $-0- and $6,524, for the years ended

December 31, 2009 and 2008, respectively.  Servicing was released upon sale.

Following is a summary of changes in the allowance for loan losses:

	Year Ended
	December 31,
	2009	2008

Balance, beginning of year	$3,169,118	$2,831,065
Provision charged to operations	528,215	585,000
Charge-offs	(160,661)	(365,823)
Recoveries	1,064	118,876

Balance, end of year	$3,537,736	$3,169,118

Non-performing loans amounted to $7.8 million and $7.0 million at December 31, 2009 and 2008, respectively.  Interest income that would have been recorded during 2009 and 2008, if the Bank’s nonperforming loans at the end of the year had been performing in accordance with their terms was $335,000 and $347,000, respectively.  The amount of interest income that was actually recorded during 2009 and 2008 with respect to such nonperforming loans amounted to approximately $136,000 and $121,000, respectively.  Loans 90 days past due and still accruing were $1.4 million and $1.8 million at December 31, 2009 and December 31, 2008, respectively.  Non-accrual loans were $6.4 million and $5.2 million at December 31, 2009 and December 31, 2008, respectively.  OREO was $3.0 million and $-0- at December 31, 2009 and December 31, 2008, respectively.

At December 31, 2009 and 2008, 100% of impaired loan balances were measured for impairment based on the fair value of the loans’ collateral.

	December 31,
	2009	2008

Impaired loans without a valuation allowance	$1,543,035	$1,603,076

Impaired loans with a valuation allowance	$4,435,158	$2,844,244

Total impaired loans	$5,978,193	$4,447,320

Valuation allowance related to impaired loans	$107,903	$225,435

	Year Ended
	December 31,
	2009	2008

Average impaired loans	$4,687,791	$1,234,174
Interest income recognized on impaired loans	18,798	35,437
Interest income recognized on a cash basis on impaired loans	18,798	35,437

From time to time the Bank will grant loans to directors and executive officers of the Bank and Company.  These loans are made under the same terms and underwriting standards as any other customer.  There were outstanding balances of $6.9 million and $5.5 million of these loans at December 31, 2009 and December 31, 2008, respectively.  During 2009, there were no new loans and lines of credit issued, $92,000 in principal repayments, and $1.4 million of draws on existing lines of credit by directors and executive officers.  At December 31, 2009 there was $173,000 in unused lines of credit to directors and executive officers.

6.     Premises and Equipment

Premises and equipment are summarized by major classifications as follows:

	December 31,
	2009	2008

Land and buildings	$4,320,486	$4,187,686
Furniture and fixtures	5,507,255	5,476,947

Total	9,827,741	9,664,633
Accumulated depreciation	(7,297,191)	(6,900,280)

Net	$2,530,550	$2,764,353

Depreciation and amortization expense for the years ended December 31, 2009 and 2008 amounted to approximately $512,000 and $686,000, respectively.

7.     Deposits

Deposits consist of the following major classifications:

	December 31,
	2009		2008
	Amount	Percent	Amount	Percent

Money market deposit accounts	$21,732,949	5.7%	$22,501,110	6.8%
Passbook and statement savings accounts	40,891,707	10.8	39,378,369	11.9
Certificates of less than $100,000	194,567,026	51.4	167,750,651	50.6
Certificates of $100,000 or more	57,016,155	15.1	40,192,189	12.1
NOW accounts	48,609,281	12.9	48,269,172	14.5
Non-interest bearing accounts	15,506,305	4.1	13,609,911	4.1

Total	$378,323,423	100.0%	$331,701,402	100.0%

The weighted average cost of interest bearing deposits was 2.17% and 2.97% at December 31, 2009, and 2008, respectively.  Included in non-interest bearing deposits are the deposits of Alliance Mutual Holding Company, a related party, of $3,627,000 and $ 2,945,000 at December 31, 2009 and 2008, respectively.

A summary of certificates by scheduled maturity was as follows:

	December 31, 2009
	Amount	Percent

2010	$200,111,806	79.5%
2011	43,059,886	17.1%
2012	5,231,595	2.1%
2013	1,417,480	0.6%
2014	948,222	0.4%
Thereafter	814,192	0.3%
Total	$251,583,181	100.0%

A summary of interest expense on deposits was as follows:

	Year Ended December 31,
	2009	2008

Money market deposit accounts	$164,263	$365,767
Other savings deposits	200,760	215,242
Certificates of less than $100,000	5,403,356	6,852,213
Certificates of $100,000 or more	1,282,717	1,159,037
NOW accounts	235,983	738,616
Total	$7,287,079	$9,330,875

8.     FHLB Advances

FHLB Advances were summarized as follows:

		Interest	December 31,
	Due	Rate	2009	2008

FHLB convertible advance	07/22/09	6.19	$—	$5,000,000
FHLB convertible advance	02/03/10	6.05	6,000,000	6,000,000
FHLB convertible advance	05/17/10	6.44	11,000,000	11,000,000
FHLB convertible advance	06/28/10	6.44	10,000,000	10,000,000
FHLB convertible advance	09/22/10	6.10	5,000,000	5,000,000
Total			$32,000,000	$37,000,000

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

The Bank’s unused credit line with the FHLB amounted to approximately $20,000,000 at both December 31, 2009 and 2008, respectively.  In addition to the $20,000,000 credit line with the FHLB, the Company has the ability to borrow an additional $108.1 million and $127.4 million at both December 31, 2009 and December 31, 2008. The weighted average rate on FHLB advances was 6.31% and 6.30% at December 31, 2009 and 2008, respectively.  The advances are collateralized by FHLB stock owned by the Bank in addition to a blanket pledge of eligible assets in an amount required to be maintained so that the estimated fair value of such eligible assets exceeds, at all times, 110% of the outstanding advances.

The following table sets forth certain information regarding borrowed funds at or for the dates indicated:

	At or for the Year Ended December 31,
	(Dollars in Thousands)
	2009	2008

FHLB of Pittsburgh advances:
Average balance outstanding	$34,767	$37,000
Maximum amount outstanding at any month-end during the year	37,000	37,100
Balance outstanding at end of year	32,000	37,000
Weighted average interest rate during the year	6.39%	6.30%
Weighted average interest rate at end of year	6.31%	6.30%

Total borrowings:
Average balance outstanding	$34,811	$37,815
Maximum amount outstanding at any month-end during the year	37,082	39,812
Balance outstanding at end of year	32,021	37,198
Weighted average interest rate during the year	6.38%	6.27%
Weighted average interest rate at end of year	6.31%	6.30%

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

Retained earnings at both December 31, 2009 and 2008 included approximately $7.1 million, representing bad debt deductions, for which no deferred income taxes have been provided.

The Company has no liability recorded related to unrecognized tax positions.  No expense has been recorded or accrued for interest or penalties.

The Company files income tax returns in the U.S. Federal jurisdiction and in Pennsylvania. With limited exception, the Company is no longer subject to U.S. Federal and Pennsylvania examinations by tax authorities before 2006.

The tax effect of temporary differences that give rise to significant portions of the deferred tax accounts, calculated at 34%, is as follows:

	December 31,
	2009	2008
Deferred tax assets:
Depreciation and amortization	$121,380	$52,020
Allowance for loan losses	1,202,580	1,077,460
Additional minimum liability for retirement plans	567,601	801,309
Securities impairment	317,900	317,900
Supplemental retirement benefits	1,201,900	1,157,360
Capital loss carryforward	327,760	327,760
Alternative minimum tax	1,347,000	1,216,000
State tax loss carryfowards	336,776	316,225
Other	197,752	106,854
Total deferred tax assets	5,620,649	5,372,888

Valuation allowance	(336,776)	(316,225)

Deferred tax liabilities:
Deferred loan fees	(94,860)	(103,020)
Pension Plan	(375,360)	(303,280)
Net unrealized gain on securities available for sale	(267,399)	(322,196)
Total deferred tax liabilities	(737,619)	(728,496)

Net deferred tax asset	$4,546,254	$4,328,167

As of December 31, 2009, the Bank had approximately $2.9 million of State NOL carryforwards expiring through 2012.  The Company has recorded a full valuation allowance for these carryforwards as projected State income at the Bank is not anticipated to be sufficient to realize these benefits.

The consolidated benefit for income taxes consisted of the following for the years ended December 31:

	2009	2008

Current	$356,000	$255,076
Deferred	(397,000)	(665,676)

Total	$(41,000)	$(410,600)

The Bank’s federal income tax benefit differs from that computed at the statutory tax rate as follows:

	Year Ended December 31,
	2009		2008
		Percentage		Percentage
		of Pretax		of Pretax
	Amount	Income	Amount	Income

Expense at statutory rate	$448,017	34.0%	$65,972	34.0%
Adjustments resulting from:
Tax-exempt income	(398,121)	(30.2)	(355,300)	(183.1)
Increase in cash surrender value of life insurance	(120,783)	(9.2)	(124,753)	(64.3)
Other	29,887	2.3	3,481	1.8
Income tax benefit per consolidated statements of income	$(41,000)	(3.1)%	$(410,600)	(211.6)%

10.  Commitments and Contingencies

The Bank had approximately $7.8 million and $6.4 million in outstanding loan commitments, excluding unused lines of credit and the undisbursed portion of loans in process, at December 31, 2009 and 2008, respectively, which were expected to fund within the next three months.  Unused commitments under unused lines of credit amounted to $30.5 million and $31.6 million at December 31, 2009 and December 31, 2008, respectively.  In addition, the Bank had $1.4 million and $1.3 million in standby letters of credit at December 31, 2009 and 2008, respectively, which were secured by cash, marketable securities and real estate.  All commitments are issued using the Bank’s current loan policies and underwriting guidelines and the breakdown between fixed-rate and adjustable-rate loans is as follows:

	December 31,
	2009	2008

Fixed-rate (ranging from 6.00% to 8.00%)	$7,455,322	$3,179,750
Adjustable-rate	382,250	3,239,675

Total	$7,837,572	$6,419,425

Depending on cash flow, interest rate risk, risk management and other considerations, longer term fixed-rate residential loans are sold in the secondary market.  There were no outstanding commitments to sell loans at December 31, 2009.

The Bank is involved in legal proceedings and litigation arising in the ordinary course of business. One such matter involves a number of related issues arising from a lending relationship with a certain borrower.  In March 2004, the borrower filed a Complaint alleging that a certain deed in lieu of foreclosure held in escrow had been wrongfully recorded.  In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company consolidated financial statements.  However, there can be no assurance that any of the outstanding legal proceedings and litigation to which the Company is a party will not be decided adversely to the Bank’s interests and have a material adverse effect on the consolidated financial statements.

Expenses related to rent for office buildings for 2009 and 2008 were $438,000 and $434,000, respectively.  The Bank maintains offices at nine locations, including seven bank offices which it rents under leases expiring over the next 13 years.  The following is a summary of future minimum rental payments required under all operating leases as of December 31, 2009:

Year Ending December 31,

2010	$429,063
2011	326,317
2012	252,970
2013	230,123
2014	230,870
Thereafter	1,077,690
Total minimum rental payments	$2,547,033

11.  Retirement Plans

The Bank has a defined benefit pension plan, a profit-sharing plan and a defined contribution plan under Section 401(k) of the Internal Revenue Code, all of which cover all full-time employees meeting certain eligibility requirements.  The plans may be terminated at any time at the discretion of the Bank’s Board of Directors.

Pension expense was $388,265 and $229,506, in 2009 and 2008, respectively.  The contribution for the profit-sharing plan was $110,000 and $100,000 in 2009 and 2008, respectively.

The net pension costs for the years ended December 31, 2009 and 2008 included the following components:

	2009	2008
Net Periodic Benefit Cost
Service Cost	$297,641	$295,877
Interest Cost	264,737	245,762
Expected Return on Plan Assets	(288,812)	(330,789)
Amortization of Transition Obligation/(Asset)	—	—
Amortization of Prior Service Cost	12,685	12,685
Amortization of Loss	102,014	5,971
Net Periodic Benefit Cost	$388,265	$229,506

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net loss/(gain)	$(561,200)	$1,264,076
Amortization of net loss	(102,014)	(5,971)
Amortization of prior service cost	(12,685)	(12,685)
Amortization of transition obligation	—	—
Total recognized in other comprehensive income (loss)	$(675,899)	$1,245,420

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(287,634)	$1,474,926

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $49,837 and $12,685, respectively.

	2009	2008
Key Assumptions
Discount Rate for Net Periodic Benefit Cost	6.00%	6.00%
Salary Scale for Net Periodic Benefit Cost	4.00%	4.00%
Expected Return on Plan Assets	8.00%	8.00%

Discount Rate for Plan Obligations	6.00%	6.00%
Salary Scale for Plan Obligations	4.00%	4.00%

A summary of reconciliation and disclosure information required under FASB ASC Topic 715, Compensation-Retirement Benefits, for the defined benefit pension plan is as follows:

	2009	2008
Change in Projected Benefit Obligation
Projected Benefit Obligation at Beginning of Year	$4,439,594	$4,354,167
Service Cost	297,641	295,877
Interest Cost	264,737	245,762
Benefits paid	(406,277)	(494,381)
Actuarial Loss	68,021	38,169
Projected Benefit Obligation at End of Year	4,663,716	4,439,594

Change in Plan Assets During Year
Fair Value of Plan Assets at Beginning of Year	3,193,874	4,183,373
Actual Return on Plan Assets	918,033	(895,118)
Employer Contributions	600,000	400,000
Benefits Paid	(406,277)	(494,381)
Fair Value of Plan Assets at End of Year	4,305,630	3,193,874

Funded Status at End of Year, included in other liabilities	$(358,086)	$(1,245,720)

Benefit Obligations at End of Year
Accumulated Benefit Obligation	$3,742,316	$3,293,549

Amounts Recognized in Accumulated Other Comprehensive Loss
Net loss	$1,082,363	$1,745,577
Prior service cost	114,167	126,852
Total	$1,196,530	$1,872,429

Expected Contributions to the Trust

The Bank plans to contribute $400,000 to the pension plan in 2010.

Expected Benefit Payments From the Trust

2010	$90,201
2011	199,605
2012	422,517
2013	144,917
2014	761,928
2015-2019	3,533,845

Asset allocation for the pension plan includes equity securities ranging from 55% to 75%, debt securities ranging from 25% to 45% and cash and cash equivalents ranging from 0% to 10%.  The following table shows the asset allocation as of December 31, 2009.

		Percentage
Investment Class		of Assets
Fixed Income Investments	$1,256,648	29.2%
Equity Investments	2,648,074	61.5%
Cash and Cash Equivalents	400,908	9.3%

Fair Value as of December 31, 2009	$4,305,630	100.0%

The Fixed income investments is 50.9% invested in a total return bond fund and 49.1% invested in a short term investment grade fund.  The Equity investments consist of 10.0% small-cap mutual funds, 10.2% mid-cap mutual funds, 65.2% large-cap mutual funds, and 14.6% international mutual funds.

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Cash	$400,908	$400,908	$—	$—
Mutual Funds	3,904,722	3,904,722	—	—
Total	$4,305,630	$4,305,630	$—	$—

The 2008 fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Cash	$422,930	$422,930	$—	$—
Mutual Funds	2,770,944	2,770,944	—	—
Total	$3,193,874	$3,193,874	$—	$—

In July 2000, the Bank entered into a Nonqualified Retirement and Death Benefit Agreement (the “Agreement”) with certain officers of the Bank.  The purpose of the Agreement is to provide the officers with supplemental retirement benefits equal to a specified percentage of final composition and a pre-retirement death benefit if the officer does not attain the specific age requirement.   A summary of the reconciliation and disclosure information required under FASB Topic ASC 715, Compensation-Retirement Benefits, for the Agreement is as follows:

	Year Ended
	December 31,
	2009	2008
Change in benefit obligation during year
Benefit obligation at beginning of year	$3,888,031	$3,778,374
Service cost	37,228	35,116
Interest cost	228,518	221,939
Benefit payments	(158,792)	(158,792)
Actuarial loss	12,413	11,394
Benefit obligation at end of year	4,007,398	3,888,031

Change in plan assets during year
Fair value of plan assets at beginning of year	—	—
Employer contributions	158,792	158,792
Benefit payments	(158,792)	(158,792)
Fair value of plan assets at end of year	—	—
Funded status
Funded status (included in other liabilities)	(4,007,398)	(3,888,031)
Unrecognized net loss	472,884	484,360
Unrecognized prior service cost	—	—
Net liability recognized	$(3,534,514)	$(3,403,671)

Change in accumulated other comprehensive income
Accumulated other comprehensive income at beginning of year	$484,360	$737,068
Amortization of net loss	(23,889)	(31,710)
Actuarial gain	12,413	11,654
Amortization of prior service cost	—	(232,652)
Net change in other comprehensive income (loss)	(11,476)	(252,708)
Accumulated other comprehensive income at end of year	$472,884	$484,360

Expected cash-flow information for years after current fiscal year
2010		$167,814
2011		267,053
2012		267,053
2013		287,501
2014		338,059
2015-2019		1,901,060

	2009	2008
Net periodic benefit cost
Service cost	$37,228	$35,116
Interest cost	228,518	221,939
Amortization of prior service cost	—	232,652
Amortization of net loss	23,889	31,710
Net periodic benefit cost	$289,635	$521,417

Key Assumptions
Discount rate during the year	6.00%	6.00%
Discount rate at end of year	6.00%	6.00%

Employee Stock Ownership Plan

The Bank has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet the eligibility requirements as defined in the plan. The ESOP trust purchased 90,333 shares of common stock using proceeds of a loan from the Company. The Bank makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears an interest rate of 8.25% with principal and interest payable quarterly in equal installments over eight years. The loan is secured by the shares of the stock purchased.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The compensation expense is recorded on a monthly basis. The Company’s expense for the ESOP was $99,435 and $102,344 for the years ended December 31, 2009 and 2008, respectively.

The following table presents the components of the ESOP shares:

	December 31,
	2009	2008
Shares released for allocation	30,110	18,066
Unreleased shares	60,223	72,267
Total ESOP shares	90,333	90,333

12.          Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2009, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2009, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table below:

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2009:
Tier 1 Capital (to average assets)	$46,815	10.17%	$18,415	4.00%	$23,019	5.00%
Tier 1 Capital (to risk-weighted assets)	46,815	15.97	11,728	4.00	17,592	6.00
Total Capital (to risk-weighted assets)	50,353	17.17	23,456	8.00	29,320	10.00

As of December 31, 2008:
Tier 1 Capital (to average assets)	$45,349	10.67%	$17,007	4.00%	$21,259	5.00%
Tier 1 Capital (to risk-weighted assets)	45,349	16.33	11,107	4.00	16,660	6.00
Total Capital (to risk-weighted assets)	48,518	17.47	22,214	8.00	27,767	10.00

The Bank’s capital at December 31, 2009 and 2008 for financial statement purposes differs from Tier 1 capital amounts by $519,000 and $625,000, respectively, representing the exclusion for regulatory purposes of unrealized gains and losses on securities available for sale and $1.1 million and $1.6 million, respectively, representing the exclusion of amounts in accumulated other comprehensive loss from the application of FASB ASC Topic 715, Compensation-Retirement Benefits.

13. Related Party Transactions

The Bank maintains a lease agreement with the Holding Company for one of its office locations. The initial lease term expires in September 2015 and the Bank has paid $42,000 each year for the years ended December 31, 2009 and 2008.  In addition, the Bank maintains a management fee agreement with the Holding Company which provides for the sharing of certain company related expenses.  Such expenses include salaries and benefits, insurance expenses, professional fees and directors fees.  The Bank has received management fees amounting to $360,000 and $384,000 for the years ended December 31, 2009 and 2008, respectively.

14. Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

FASB ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy that prioritizes the inputs to validation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of fair value hierarchy under FASB ASC Topic 820 are as follows:

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

The following methods and assumptions were used to estimate the fair value of the Company’s instruments:

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

Other Real Estate Owned,OREO assets are adjusted to fair value less estimated selling costs upon transfer of the loans to OREO.  Subsequently, OREO assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  There assets are included as level 3 fair values.

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

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Investment securities available for sale	$28,890	$—	$28,890	$—
Mortgage backed securities available for sale	23,355	—	23,355	—
Total	$52,245	$—	$52,245	$—

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 are as follows:

Description	Total	(Level 1) Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$4,327	$—	$—	$4,327

Other real estate owned	2,968	—	—	2,968
Total	$7,295	$—	$—	$7,295

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$2,619	$—	$—	$2,619

The amounts and estimated fair values of the Company’s financial instruments were as follows at December 31, 2009 and 2008.

	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$5,710	$5,710	$7,849	$7,849
Interest bearing deposits at banks	69,226	69,226	20,459	20,459
Investment securities	52,336	52,686	62,070	61,773
Mortgage-backed securities	23,355	23,355	31,921	31,921
Loans receivable	285,008	285,105	278,437	275,903
FHLB stock	2,439	2,439	2,439	2,439
Accrued interest receivable	2,045	2,045	2,028	2,028

Liabilities:
NOW and MMDA deposits (1)	$70,342	$70,342	$84,380	$84,380
Other savings deposits	40,892	40,892	39,378	39,378
Certificate accounts	251,583	253,534	207,943	210,852
FHLB advances & other borrowed money	32,021	32,960	37,198	39,199
Accrued interest payable	192	192	220	220
Off balance sheet instruments	—	—	—	—

(1) Includes non-interest bearing accounts, totaling $15,056 and $13,609 at December 31, 2009 and 2008, respectively.

15. Condensed Financial Information — Parent Corporation Only

CONDENSED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS:
Cash and cash equivalents	$1,596,689	$3,770,669
Loan receivable — ESOP	616,177	722,664
Other assets	—	3,600
Investment in Alliance Bank	46,231,757	44,419,105
Total assets	$48,444,623	$48,916,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Total liabilities	$—	$17,000

STOCKHOLDERS’ EQUITY
Total stockholders’ equity	48,444,623	48,899,038

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,444,623	$48,916,038

CONDENSED INCOME STATEMENTS

	For the Year Ended
	December 31, 2009	December 31, 2008
INCOME:
Interest income	$56,381	$68,862
Total income	56,381	68,862

EXPENSES:
Legal Fees	24,000	32,000
Stock Related Expense	31,600	36,500
Capital stock tax	1,000	11,000
Total expenses	56,600	79,500

LOSS BEFORE INCOME TAXES (BENEFIT) AND EQUITY IN UNDISTRUBUTED NET INCOME OF SUBSIDIARY	(219)	(10,638)

EQUITY IN UNDISTRUBUTED NET INCOME OF SUBSIDIARY	1,358,916	611,672

Income Tax Benefit	—	(3,600)

NET INCOME	$1,358,697	$604,634

CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2009	December 31, 2008
OPERATING ACTIVITIES:

Net Income	$1,358,697	$604,634
Adjustments to reconcile net income to cash provided by (used in) operations:
Undistributed net income of subsidiary	(1,358,916)	(611,672)
Decrease (increase) in other assets	3,600	(3,600)
(Decrease) increase in other liabilities	(17,000)	17,000
Net cash (used in) provided by operating activities	(13,619)	6,362

INVESTING ACTIVITIES:

Principal repayments on ESOP loan	106,487	120,444
Net cash provided by investing activities	106,487	120,444

FINANCING ACTIVITIES:

Purchase of treasury stock	(1,919,112)	(2,385,979)
Dividends paid	(347,736)	(743,168)
Net cash used in financing activities	(2,266,848)	(3,129,147)

Net decrease in cash and cash equivalents	(2,173,980)	(3,002,341)
Cash and cash equivalents — beginning of period	3,770,669	6,773,010

Cash and cash equivalents — end of period	$1,596,689	$3,770,669

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The information required herein is incorporated by reference to the Company’s definitive proxy statement for the annual meeting of stockholders to be held April 28, 2010. (“Definitive Proxy Statement”).

Item 9A (T).  Controls and Procedures.

a)              Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are designed to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

b)             Management’s Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

c)              No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) occurred during the fourth fiscal quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No	Description
3.1	Federal Stock Charter of Alliance Bancorp, Inc. of Pennsylvania*
3.2	Amended and Restated Bylaws of Alliance Bancorp, Inc. of Pennsylvania**
4.1	Form of Stock Certificate of Alliance Bancorp, Inc. of Pennsylvania*
10.1	Alliance Mutual Holding Company Amended and Restated Directors Retirement Plan***
10.2	Alliance Bank Amended and Restated Supplemental Executive Retirement Plan and Participation Agreement***
10.3	Greater Delaware Valley Savings d/b/a Alliance Bank Endorsement Split Dollar Insurance Agreement*
10.4	Amended and Restated Employment Agreement, dated May 21, 2008, between Alliance Bank and Dennis D. Cirucci****
10.5	Amended and Restated Employment Agreement, dated May 21, 2008, between Alliance Bank and Peter J. Meier****
10.6	Amended and Restated Employment Agreement, dated May 21, 2008, between Alliance Bank and Suzanne J. Ricci****
21.1	Subsidiaries – Referenced is made to Item 1. Business – Subsidiaries.
23.1	Consent of ParenteBeard LLC
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of the Chief Executive Officer
32.2	Section 906 Certification of the Chief Financial Officer

*	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-136853) filed with the Securities and Exchange Commission filed on August 23, 2006, as amended.

**	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2007.

***	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2008.

****	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANCORP, INC, OF PENNSYLVANIA

Dated: March 25, 2010	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Dennis D. Cirucci
Dennis D. Cirucci
President and Chief Executive Officer	March 25, 2010
(Principal Executive Officer)

/s/Peter J. Meier
Peter J. Meier	March 25, 2010
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/William E. Hecht
William E. Hecht	March 25, 2010
Chairman of the Board

/s/J. William Cotter, Jr.
J. William Cotter, Jr.	March 25, 2010
Director

/s/John A. Raggi
John A. Raggi	March 25, 2010
Director

/s/Philip K. Stonier
Philip K. Stonier	March 25, 2010
Director

/s/James S. Carr
James S. Carr	March 25, 2010
Director

/s/G. Bradley Rainer
G. Bradley Rainer	March 25, 2010
Director

/s/R. Cheston Woolard
R. Cheston Woolard	March 25, 2010
Director

/s/Timothy E. Flatley
Timothy E. Flatley	March 25, 2010
Director