Form 10-Q
period 2010-03-31
ALLIANCE BANCORP INC OF PENNSYLVANIA
filed 2010-05-12
CIK 1373079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of Common Stock, par value $0.01 per share, of the Registrant as of May 5, 2010, was, 6,699,676.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Part I — Item 1.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

(Dollar amounts in thousands, except share data)

	March 31, 2010	December 31, 2009

Assets
Cash and cash due from depository institutions	$9,592	$5,710
Interest bearing deposits with depository institutions	77,100	69,226
Total cash and cash equivalents	86,692	74,936
Investment securities available for sale	25,133	28,890
Mortgage-backed securities available for sale	21,577	23,355
Investment securities held to maturity (fair value - 2010, $23,803; 2009, $23,797)	23,447	23,446
Loans receivable - net of allowance for loan losses - 2010, $3,990; 2009, $3,538	286,426	285,008
Accrued interest receivable	2,122	2,045
Premises and equipment — net	2,589	2,531
Other real estate owned	2,744	2,968
Federal Home Loan Bank (FHLB) stock-at cost	2,439	2,439
Bank owned life insurance	11,271	11,185
Deferred tax asset — net	4,599	4,546
Prepaid FDIC premium assessment	2,027	2,034
Prepaid expenses and other assets	752	833

Total Assets	$471,818	$464,216

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing deposits	$19,204	$15,506
Interest bearing deposits	372,674	362,817
Total deposits	391,878	378,323

Demand notes issued to the U.S. Treasury	11	21
FHLB advances	26,000	32,000
Accrued expenses and other liabilities	5,426	5,427
Total Liabilities	423,315	415,771

Stockholders’ Equity
Common stock, $.01 par value; shares authorized — 15,000,000; shares issued — 7,225,000, and outstanding - 2010, 6,699,676; 2009, 6,729,676	72	72
Additional paid-in capital	24,015	24,015
Retained earnings - partially restricted	29,951	29,848
Unearned shares held by Employee Stock Ownership Plan (ESOP)	(583)	(602)
Accumulated other comprehensive loss	(397)	(583)
Treasury stock, at cost: 2010, 525,324 shares; and 2009, 495,324 shares	(4,555)	(4,305)
Total Stockholders’ Equity	48,503	48,445

Total Liabilities and Stockholders’ Equity	$471,818	$464,216

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Income (Unaudited)

(Dollar amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2010	2009
Interest and Fee Income
Loans	$4,223	$4,280
Mortgage-backed securities	242	355
Investment securities:
Taxable	269	404
Tax - exempt	269	297
Balances due from depository institutions	76	30
Total interest and fee income	5,079	5,366

Interest Expense
Deposits	1,556	1,956
FHLB advances and other borrowed money	448	582
Total interest expense	2,004	2,538

Net Interest Income	3,075	2,828
Provision for Loan Losses	520	75
Net Interest Income After Provision for Loan Losses	2,555	2, 753

Other Income
Service charges on deposit accounts	75	75
Management fees	84	90
Other fee income	41	37
Loss on sale of OREO	(20)	—
Increase in cash surrender value of bank owned life insurance	86	88
Total other income	266	290

Other Expenses
Salaries and employee benefits	1,539	1,422
Occupancy and equipment	504	493
FDIC deposit insurance premiums	167	122
Advertising and marketing	38	57
Professional fees	97	141
Loan and OREO expense	30	15
Directors’ fees	69	64
Other noninterest expense	266	294
Total other expenses	2,710	2,608

Income Before Income Tax (Benefit) Expense	111	435

Income Tax (Benefit) Expense	(75)	24

Net Income	$186	$411

Basic Earnings per Share	$0.03	$0.06

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings — Partially Restricted	Unearned Shares Held by ESOP	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Comprehensive Income

Balance, January 1, 2009	$72	$24,029	$28,836	$(722)	$(930)	$(2,386)	$48,899
ESOP shares committed to be released				30			30
Net income			411				411	$411
Dividends declared ($0.03 per share)			(89)				(89)
Acquisition of Treasury Stock (50,000 shares)						(387)	(387)
Other comprehensive income — net of tax expense of $75					145		145	145

Balance, March 31, 2009	$72	$24,029	$29,158	$(692)	$(785)	$(2,773)	$49,009	$556

Balance, January 1, 2010	$72	$24,015	$29,848	$(602)	$(583)	$(4,305)	$48,445
ESOP shares committed to be released				19			19
Net income			186				186	$186
Dividends declared ($0.03 per share)			(83)				(83)
Acquisition of Treasury Stock (30,000 shares)						(250)	(250)
Other comprehensive income — net of tax expense of $96					186		186	186

Balance, March 31, 2010	$72	$24,015	$29,951	$(583)	$(397)	$(4,555)	$48,503	$372

See notes to consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands)

	For the Three Months Ended March 31,
	2010	2009
Cash Flow From Operating Activities
Net income	$186	$411
Adjustments to reconcile net income to cash provided by operating activities:
Provision for:
Loan losses	520	75
Depreciation and amortization	170	155
ESOP shares committed to be released	19	30
Deferred tax (benefit) expense	(149)	24
Loss on the sale of OREO	20	—
Changes in assets and liabilities which provided (used) cash:
Accrued expenses and other liabilities	83	(3)
Prepaid expenses and other assets	88	(428)
Increase in cash surrender value of bank owned life insurance	(86)	(88)
Accrued interest receivable	(77)	(8)
Net cash provided by operating activities	774	168

Cash Flow From Investing Activities
Purchase of investment securities-available for sale	(4,000)	(3,000)
Purchase of investment securities-held to maturity	—	(2,585)
Loans originated and acquired	(10,633)	(15,543)
Proceeds from maturities and calls of investment securities	8,004	13,480
Principal repayments of:
Loans	8,587	10,360
Mortgage-backed securities	1,728	2,235
Purchase of premises and equipment	(228)	(33)
Investment in OREO	(70)	—
Proceeds from the sale of OREO	382	—
Net cash provided by investing activities	3,770	4,914

Cash Flow From Financing Activities
Dividends paid	(83)	(89)
Increase in deposits	13,555	3,987
Purchase of treasury stock	(250)	(387)
Repayments of demand notes issued to the U.S. Treasury	(10)	(160)
Repayments of FHLB advances	(6,000)	—
Net cash provided by financing activities	7,212	3,351

Increase in Cash and Cash Equivalents	11,756	8,433
Cash and Cash Equivalents, Beginning of Year	74,936	28,308
Cash and Cash Equivalents, End of Year	$86,692	$36,741

Supplemental Disclosures of Cash Flow Information-
Cash paid during the period for:
Interest	$2,034	$2,542
Income taxes	$100	$—

Supplemental Schedule of Noncash and Financing Investing Activities:
Other real estate acquired in settlement of loans	$108	$1,581

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

As a result of the reorganization and offering, Alliance Mutual Holding Company (the “Holding Company”) owned 55% of the outstanding common stock of Alliance Bancorp and minority public stockholders owned the remaining 45% of the outstanding common stock of Alliance Bancorp.  Following purchases of treasury stock, at March 31, 2010, the Holding Company owned 59.3% of the outstanding common stock of Alliance Bancorp and the minority public shareholders owned the remaining 40.7%.  The Holding Company is a federally chartered mutual holding company.  The Holding Company and the Company are subject to regulation and supervision of the Office of Thrift Supervision (OTS).

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (US

GAAP).  The consolidated statement of financial condition at December 31, 2009, has been derived from audited financial statements but does not include all information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results which may be expected for the year ending December 31, 2010 or any other period.  All significant intercompany accounts and transactions have been eliminated. For comparative purposes, prior periods’ consolidated financial statements have been reclassified when necessary to conform to report classifications of the current year. The reclassifications had no effect on net income.  The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Subsequent Events

The Company assessed events occurring subsequent to March 31, 2010 for potential recognition and disclosure in the consolidated financial statements. No other events have occurred that would require adjustment to or disclosure in the consolidated financial statements.

(2) Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets.  This Update amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140.  The amendments in this Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  The implementation of this standard did not have an impact on the Company’s consolidated financial position or results of operations.

In October 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Update amends the Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R).  The amendments in this Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity.  The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  The implementation of this standard did not have an impact on the Company’s consolidated financial position or results of operations.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash.  The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  This Update codifies the consensus reached in EITF Issue No. 09-E, “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash.”   This Update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The implementation of this standard did not have an impact on the Company’s consolidated financial position or results of operations.

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

(3) Related Party Transactions

The Bank maintains a lease agreement with the Holding Company for one of its office locations.  The initial lease term expires in September 2015 and the Bank paid $10,500 for both the three months ended March 31, 2010 and 2009, respectively.  In addition, the Bank maintains a management fee agreement with the Holding Company which provides for the sharing of certain public company related expenses.  Such expenses include salaries and benefits, insurance expenses, professional fees and directors’ fees.  The Bank has received management fees amounting to $84,000 and $90,000 for the three months ended March 31, 2010 and 2009, respectively.

(4) Commitments and Contingencies

Standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount.  The maximum exposure related to these commitments at March 31, 2010 was $1.0 million which was secured by real estate, cash, and marketable securities.

(5) Segment Information

The Company has one reportable segment, “Community Banking.”  All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others.  For example, lending is dependent upon the ability of the Company to fund itself with deposits and other borrowings and manage interest rate and credit risk.  All significant operating decisions are based upon analysis of the Company as one segment or unit.  Accordingly, the Company has only one segment for financial reporting purposes.

(6) Dividend Restriction

The Holding Company held 3,973,750 shares, or 59.3%, of the Company’s issued and outstanding common stock, and the minority public shareholders held 40.7% of outstanding stock at March 31, 2010. The Holding Company has filed a notice with the OTS to waive its right to receive cash dividends during the 2010 calendar year. The Company paid a cash dividend on February 19, 2010 to all minority public shareholders.

The Holding Company has waived receipt of past dividends paid by the Company. The dividends waived are considered as a restriction on the retained earnings of the Company. As of March 31, 2010 and December 31, 2009, the aggregate retained earnings restricted for cash dividends waived were $2,304,775 and $2,185,563, respectively.

(7) Earnings Per Share

There are no convertible securities which would affect the net income (numerator) in calculating earnings per share.  Basic earnings per share data are based on the weighted-average number of shares outstanding during each period.  The Company’s capital structure has no potential dilutive securities.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic earnings per share computation.

	For the Three Months Ended March 31,
	2010	2009

Net Income	$186,000	$411,000

Weighted average shares outstanding	6,712,898	6,934,787
Average unearned ESOP shares	(59,297)	(68,503)
Weighted average shares outstanding — basic	6,653,601	6,866,284

Basic earnings per share	$0.03	$0.06

(8) Employee Stock Ownership Plan

The Bank has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet the eligibility requirements as defined in the ESOP.  The ESOP purchased 90,333 shares of common stock in the offering completed on January 30, 2007 using proceeds of a loan from the Company.  The Bank makes quarterly payments of principal and interest over a term of 8 years at a rate of 8.25% to the Company.  The loan is secured by the shares of the stock purchased.

As the debt is repaid, shares are released from collateral and allocated to qualified employees.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense for the three months ended March 31, 2010 was $19,000.  Shares released for allocation, unreleased shares, and total ESOP shares were 1,852, 58,371, and 90,333, respectively, during and at the period ended March 31, 2010.  The compensation expense for the three months ended March 31, 2009 was $30,000.  Shares released for allocation, unreleased shares, and total ESOP shares were 2,879, 68,859, and 90,333, respectively, during and at the period ended March 31, 2009.

(9) Retirement Plans

The Bank has a defined benefit pension plan which covers all full-time employees meeting certain eligibility requirements.  As required under FASB ASC Topic 715, Compensation — Retirement Benefits, the net pension costs included the following components:

	For the Three Months Ended March 31,
	2010	2009
Net Periodic Benefit Cost
Service Cost	$74,410	$73,969
Interest Cost	66,184	61,440
Expected Return on Plan Assets	(79,269)	(57,073)
Amortization of Prior Service Cost	3,171	3,171
Amortization of Loss	25,504	26,493
Net Periodic Benefit Cost	$90,000	$108,000

The Bank has a Nonqualified Retirement and Death Benefit Agreement (the “Agreement”) with certain officers of the Bank.  The purpose of the Agreement is to provide the officers with supplemental retirement benefits equal to a specified percentage of final compensation and a pre-retirement death benefit if the officer does not attain the specific age requirement.  A summary of the interim information required under FASB ASC Topic 715, Compensation — Retirement Benefits, for the Agreement is as follows:

	For the Three Months Ended March 31,
	2010	2009
Net Periodic Benefit Cost
Service Cost	$9,865	$8,779
Interest Cost	59,123	55,294
Amortization of Prior Service Cost	—	—
Amortization of Loss	6,012	7,927
Net Periodic Benefit Cost	$75,000	$72,000

(10) Fair Value Accounting

FASB ASC Topic 820, Fair Value Measurements and Disclosures; establishes a fair value hierarchy that prioritizes the inputs to validation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of fair value hierarchy under FASB ASC Topic 820 are as follows:

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

The following methods and assumptions were used to estimate the value of the Company’s assets and liabilities.

Cash and Cash Equivalents (Carried at Cost). The carrying amounts reported in the consolidated statements of financial condition for cash and short-term instruments approximate those assets’ fair values.

Investment and Mortgage-Backed Securities. The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) would be used to support fair values of certain Level 3 investments.  The Company had no Level 1 or Level 3 securities at March 31, 2010 or December 31, 2009.

Loans Receivable (Carried at Cost). The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired Loans (Generally Carried at Fair Value). Impaired loans are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances, net of any valuation allowance.  At March 31, 2010 and December 31, 2009, the fair value consists of loan balances of $11.0 million and $4.4 million, respectively, net of valuation allowances of $833 thousand and $108 thousand, respectively.

Other Real Estate Owned

OREO assets are adjusted to fair value less estimated selling costs upon transfer of the loans to OREO.  Subsequently, OREO assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  These assets are included as Level 3 fair values.

FHLB Stock (Carried at Cost). The carrying amount of FHLB stock approximates fair value, and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable (Carried at Cost). The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposits (Carried at Cost). The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

FHLB Advances and Other Borrowed Money (Carried at Cost). Fair values of FHLB advances and other borrowed money are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances and/or other borrowed money with similar credit risk characteristics, terms and remaining maturity.  The prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-Balance Sheet Financial Instruments. Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

The carrying amounts and estimated fair values of the Company’s financial instruments were as follows:

The following table summarizes assets measured at fair value on a recurring basis as of March 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Investment securities available for sale	$25,133	$—	$25,133	$—
Mortgage-backed securities available for sale	21,577	—	21,577	—
Total	$46,710	$—	$46,710	$—

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2010 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$10,176	$—	$—	$10,176
Other real estate	2,744	—	—	2,744
Total	$12,920	$—	$—	$12,920

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$4,327	$—	$—	$4,327
Other real estate	2,968	—	—	2,968
Total	$7,295	$—	$—	$7,295

	At March 31, 2010		At December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Assets:
Cash and due from banks	$9,592	$9,592	$5,710	$5,710
Interest bearing deposits at banks	77,100	77,100	69,226	69,226
Investment securities	48,580	48,936	52,336	52,687
Mortgage-backed securities	21,577	21,577	23,355	23,355
Loans receivable	286,426	286,302	285,108	285,105
FHLB stock	2,439	2,439	2,439	2,439
Accrued interest receivable	2,122	2,122	2,045	2,045

Liabilities:
NOW and MMDA deposits (1)	$91,366	$91,366	$70,342	$70,342
Other savings deposits	42,072	42,072	40,892	40,892
Certificate accounts	258,440	260,217	251,583	253,534
FHLB advances & other borrowed money	26,011	26,482	32,021	32,960
Accrued interest payable	162	162	192	192
Off balance sheet instruments	—	—	—	—

(1) Includes non-interest bearing accounts

(11) Investment and Mortgage Backed Securities

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

	At March 31, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale
U.S. Government obligations	$1,975	$18	$—	$—	$1,975	$18
Mortgage-backed securities	240	1	580	16	820	17
Total securities available for sale	$2,215	$19	$580	$16	$2,795	$35

Securities Held to Maturity
Municipal obligations	$577	$3	$4,394	$152	$4,971	$155

	At December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale
U.S. Government obligations	$19,784	$214	$—	$—	$19,784	$214
Mortgage-backed securities	—	—	669	15	699	15
Total securities available for sale	$19,784	$214	$669	$15	$20,483	$229

Securities Held to Maturity
Municipal obligations	$2,060	$20	$3,904	$141	$5,964	$161

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

As of March 31, 2010, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with the issuers of these securities.

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of March 31, 2010, there were 2 U.S. government obligations in a unrealized loss position for less than twelve months and none in a unrealized loss position greater than twelve months, 1 mortgage backed securities in a unrealized loss position for less than twelve months and 5 in a unrealized loss position greater than twelve months, and 1 municipal obligations in a unrealized loss position for less than twelve months and 7 in a unrealized loss position for less than twelve months.  The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery. Management does not believe any individual unrealized loss as of March 31, 2010 represents an other-than-temporary impairment.

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

Dollars in Thousands

	At March 31, 2010
	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due after 1 year through 5 years	$2,000	$4	—	$2,004
Due after 5 years through 10 years	2,996	93	—	3,089

Total	$4,996	$97	$—	$5,093

	At March 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Freddie Mac:
Due after 10 years	$2,993	$8	$(15)	$2,986

Total	$2,993	$8	$(15)	$2,986

	At March 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 5 years through 10 years	$16,999	$58	$(3)	$17,054

Total	$16,999	$58	$(3)	$17,054

	At March 31, 2010
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due after 5 years through 10 years	$4,316	$176	$—	$4,492
Due after 10 years	19,131	335	(155)	19,311

Total	$23,447	$511	$(155)	$23,803

	At December 31, 2009
	Amortized	Gross Unrealized		Fair
Available for Sale:	Cost	Gains	Losses	Value

Obligations of the Federal Home Loan Bank:
Due 1 year or less	$1,000	$5	—	$1,005
Due after 5 years through 10 years	4,996	100	(17)	5,079

Total	$5,996	$105	$(17)	$6,084

	At December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Freddie Mac:
Due after 1 year through 5 years	$1,000	$—	(15)	$985
Due after 10 years	1,000	—	(5)	995

Total	$2,000	$—	$(20)	$1,980

	At December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 5 years through 10 years	$6,000	$2	$(41)	$5,961
Due after 10 years	14,999	2	(136)	14,865

Total	$20,999	$4	$(177)	$20,826

	At December 31, 2009
	Amortized	Gross Unrealized		Fair
Held to Maturity	Cost	Gains	Losses	Value

Municipal Obligations:
Due after 5 years through 10 years	$4,316	$170	—	$4,486
Due after 10 years	19,130	342	$(161)	19,311

Total	$23,446	$512	$(161)	$23,797

Included in obligations of U.S. Government agencies at March 31, 2010 and December 31, 2009, were $16.0 and $19.8 million, respectively, of structured notes.   These structured notes were comprised of step-up bonds that provide the U.S. Government agency with the right, but not the obligation, to call the bonds on certain dates. Investment securities with an aggregate carrying value of $11.0 million and $12.0 million were pledged as collateral for certain deposits at March 31, 2010 and December 31, 2009, respectively.  There were no sales of investment securities in 2010 or 2009.

Mortgage-Backed Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and the fair values of mortgage-backed securities available for sale are as follows:

Dollars in Thousands

	At March 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$2,097	$85	$(1)	$2,181
FHLMC pass-through certificates	7,641	432	—	8,073
FNMA pass-through certificates	10,915	424	(16)	11,323

Total	$20,653	$941	$(17)	$21,577

	At December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$2,141	$80	$—	$2,221
FHLMC pass-through certificates	8,379	419	—	8,798
FNMA pass-through certificates	11,943	408	(15)	12,336

Total	$22,463	$907	$(15)	$23,355

At March 31, 2010 and December 31, 2009, the Bank had $2.8 million and $3.1 million, respectively, in mortgage-backed securities pledged as collateral for the treasury, tax and loan account and certain deposits.  At March 31, 2010, the Bank had $7.6 million in mortgage-backed securities pledged as collateral against our FHLB open credit line.  There were no sales of mortgage-backed securities in 2010 or 2009.

(13) Loans Receivable - Net

Loans receivable consist of the following:

	At March 31,	At December 31,
Dollars in Thousands	2010	2009
Real estate loans:
Single-family	$109,361	$114,953
Multi-family	1,220	1,231
Commercial	139,962	131,874
Land and construction	24,299	24,581
Commercial business	8,258	8,458
Consumer and other loans	7,559	7,614
Total loans receivable	290,659	288,711
Less:
Deferred fees	(243)	(165)
Allowance for loan losses	(3,990)	(3,538)
Loans receivable - net	$286,426	$285,008

The Bank originates loans to customers located primarily in Southeastern Pennsylvania. This geographic concentration of credit exposes the Bank to a higher degree of risk associated with this economic region.

Following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2010 and the year ended December 31, 2009:

Dollars in Thousands	For the three months ended March, 31 2010	For the twelve months ended, December 31, 2009

Balance, beginning of year	$3,537	$3,169
Provision charged to operations	520	528
Charge-offs	(74)	(161)
Recoveries	7	1
Balance, end of year	$3,990	$3,537

At March 31, 2010 and December 31, 2009, 100% of impaired loan balances were measured for impairment based on the fair value of the loans’ collateral.

Dollars in Thousands	At March 31, 2010	At December 31, 2009

Impaired loans without a valuation allowance	$1,564	$1,543

Impaired loans with a valuation allowance	11,009	4,435

Total impaired loans	$12,573	$5,978

Valuation allowance related to impaired loans	$833	$108

(14) Comprehensive Income

Total comprehensive income includes all changes in stockholders’ equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s other comprehensive income is comprised of unrealized holding gains and losses on securities available-for-sale and the effects of changes in the liability for retirement plans.

The table below provides a reconciliation of the components of other comprehensive income to the disclosure provided in the consolidated statement of changes in stockholders’ equity.

The components of other comprehensive income, net of taxes, were as follows for the following fiscal periods:

		Tax
	Before	Benefit	Net of
(Dollars in Thousands)	Tax	(Expense)	Tax
For the three month period ended March 31, 2010:
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$282	$(96)	$186
Change in unrealized gain on available for sale securities	282	(96)	186
Change in liability in retirement plans	—	—	—
Other comprehensive income	$282	$(96)	$186

For the three month period ended March 31, 2009:
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$220	$(75)	$145
Change in unrealized gain on available for sale securities	220	(75)	145
Change in liability in retirement plans	—	—	—
Other comprehensive income	$220	$(75)	$145

The components of accumulated other comprehensive loss are as follows:

(Dollars in Thousands)	For the three months March 31, 2010	For the twelve months December 31, 2009

Net unrealized gain on securities	$705	$519
Net unrealized loss on retirement plans	(1,102)	(1,102)
Total accumulated other comprehensive loss	$(397)	$(583)

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

Critical Accounting Policies

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements included elsewhere herein.  These policies are described in Note 2 of the notes to the consolidated financial statements in the December 31, 2009 annual report to stockholders.  The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP) and to general practices within the banking industry.  Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented.  The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results.  These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

Income Taxes. Management makes estimates and judgments to calculate various tax liabilities and determine the recoverability of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses.  As of March 31, 2010, the Company carried $645,000 in deferred tax assets from the loss on the sale and impairment charges taken on certain mutual funds.  The Company must generate capital gains within a certain time period to realize the tax benefit from these capital losses.  We also estimate a deferred tax asset valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.  These estimates and judgments are inherently subjective.  Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision to our initial estimates.

In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including our past operating results, and our forecast of future taxable income.  In determining future taxable income, we make assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business.  Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.  An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

Total assets increased $7.6 million or 1.6% to $471.8 million at March 31, 2010 compared to $464.2 million at December 31, 2009.  This increase was primarily due to an $11.8 million or 15.7% increase in total cash and cash equivalents, and a $1.4 million or 0.5% increase in net loans.  These increases were partially offset by a $3.8 million or 13.0% decrease in investment securities available for sale and a $1.8 million or 7.6% decrease in mortgage-backed securities available for sale.

Total liabilities increased $7.5 million or 1.8% to $423.3 million at March 31, 2010 compared to $415.8 million at December 31, 2009.  This increase was due to a $3.7 million or 23.9% increase in non-interest bearing deposits and a $9.9 million or 2.7% increase in interest bearing deposits. These increases were partially offset by a $6.0 million or 18.8% decrease in FHLB advances from December 31, 2009 to March 31, 2010.

Nonperforming assets, which consist of nonaccruing loans, accruing loans 90 days or more delinquent and other real estate owned (OREO) (which includes real estate acquired through, or in lieu of, foreclosure) increased to $17.1 million or 3.62% of total assets at March 31, 2010 from $10.8  million or 2.33% of total assets at December 31, 2009.  This increase was primarily due to the placement of a $6.2 million land and development loan for a mixed use commercial real estate project located in Bradenton, Florida, as nonperforming at March 31, 2010.  This resulted from a lack of sales activity combined with a decline in the liquidity of the borrowers and their inability to access additional funds.  At March 31, 2010, the $17.1 million of nonperforming assets consisted of $1.4 million of accruing loans 90 days or more delinquent, $13.0 million of nonaccrual loans, and $2.7 million in OREO.  At March 31, 2010, the $13.0 million of nonaccrual loans consisted of three single family real estate loans totaling $394,000, fifteen commercial real estate loans totaling $2.2 million, two real estate construction loans in the amount of $9.9 million, and four commercial business loans in the amount of $463,000.  The amount of specific reserves related to nonaccrual loans was $891,000 as of March 31, 2010.  Management continues to aggressively pursue the collection and resolution of all delinquent loans.

At March 31, 2010 and December 31, 2009, the allowance for loan losses amounted to $4.0 million and $3.5 million, respectively.  At March 31, 2010, the allowance for loan losses amounted to 27.8% of nonperforming loans and 1.37% of total loans receivable, as compared to 45.1% and 1.23%, respectively, at December 31, 2009.  The decrease in the allowance for loan losses to total nonperforming loans was due to our analysis of the underlying real estate collateral securing these loans.

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

Comparison of Results of Operations for the Three Months ended March 31, 2010 and March 31, 2009

General.  Net income decreased $225,000 or 54.7% to $186,000 or $0.03 per share for the three months ended March 31, 2010 as compared to $411,000 or $0.06 per share for the same period in 2009.  The decrease in net income was primarily due to a $445,000 or 593.3% increase in provision for loan losses for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  The increase in the provision for loan losses was primarily due to the need for $370,000 of additional reserves that resulted from our quarter end valuation analysis for problem loans and, to a lesser extent net charge-offs of $67,000 related to one residential loan and one commercial real estate loan.

Net Interest Income.  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income increased $247,000 or 8.7% during the three months ended March 31, 2010 as compared to the same period in 2009.  The increase in net interest income was due to a $534,000 or 21.0% decrease in interest expense on interest bearing liabilities primarily the result of an 82 basis point or 28.8% decrease in rates paid on interest bearing deposits which was partially offset by a $287,000 or 5.4% decrease in the interest earned on interest earning assets.  The decrease in interest earned on interest earning assets was primarily the result of a 13.4% or 72 basis point decrease in the average rates earned on interest earning assets, partially offset by a $38,000 or 9.5% increase in the average balance of interest earning assets.

As a result, the interest rate spread increased 10 basis points from 2.53% for the three months ended March 31, 2009 to 2.63% for the three months ended March 31, 2010.  Based on the current economic environment and market competition, management anticipates continued pressure on the interest rate spread for 2010 which may negatively impact net interest income.

Interest Income.  Interest income decreased $287,000 or 5.4% to $5.1 million for the three months ended March 31, 2010, compared to the same period in 2009.  The decrease was due to a $163,000 or 23.3% decrease in interest income on investment securities, an $113,000 or 31.8% decrease in interest income on mortgage backed securities, and a $57,000 or 1.3% decrease on interest income on loans.  The decrease in interest income was partially offset by a $46,000 or 153.3% increase in interest income earned on balances due from depository institutions.  The decrease in interest income on investment securities was due to a $4.6 million or 8.1% decrease in the average balance of investment securities and an 80 basis point or 16.6% decrease in the average yield earned.  The decrease in interest income on mortgage backed securities was due to an $8.5 million or 27.2% decrease in the average balance of mortgage backed securities and a 29 basis point or 6.4% decrease in the average yield earned.  The decrease in interest income on loans was due to a 19 basis point or 3.1% decrease in the average yield earned, partially offset by $5.4 million or 1.9% increase in the average balance of loans outstanding.  The increase in interest income on balances due from depository institutions was due to a $45.5 million or 173.4% increase in the average balance of balances due from depository institutions, partially offset by a 4 basis point or 8.7% decrease in the average yield earned.

Interest Expense.  Interest expense decreased $534,000 or 21.0% to $2.0 million for the three months ended March 31, 2010, compared to the same period in 2009.  This decrease was due to a $400,000 or 20.5% decrease in interest expense on deposits and a $134,000 or 23.0% decrease in interest expense on FHLB advances and other borrowings.

The decrease in interest expense on deposits was due to a 76 basis point or 30.9% decrease in the rates paid on deposits, partially offset by a $48.5 million or 15.2% increase in the average balance of deposits.  The decrease in interest expense on FHLB advances and other borrowings was due to an $8.8 million or 23.8% decrease in the average balance of FHLB advances and other borrowings, partially offset by a 7 basis point or 1.1% increase in the rates paid on FHLB advances and other borrowings.

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

	Three Months Ended March 31,
	2010			2009
	Average			Average
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans receivable (1) (2) (3)	$288,348	$4,223	5.86%	$282,956	$4,280	6.05%
Mortgage-backed securities (2) (3)	22,765	242	4.25	31,287	355	4.54
Investment securities (3)	53,475	538	4.02	58,163	701	4.82
Due from depository institutions	71,812	76	0.42	26,264	30	0.46
Total interest-earning assets	436,400	5,079	4.66	398,670	5,366	5.38
Noninterest-earning assets	28,990			25,840
Total assets	$465,390			$424,510

Interest-bearing liabilities:
Deposits	$367,082	1,556	1.70	$318,577	1,956	2.46
FHLB advances and other borrowings	28,238	448	6.35	37,053	582	6.28
Total interest-bearing liabilities	395,320	2,004	2.03	355,630	2,538	2.85
Noninterest-bearing Liabilities	21,243			19,960
Total liabilities	416,563			375,590
Stockholders’ equity	48,827			48,920
Total liabilities and stockholders’ equity	$465,390			$424,510

Net interest-earning assets	$41,080			$43,040
Net interest income/interest rate spread		$3,075	2.63%		$2,828	2.53%
Net yield on interest-Earning assets (3)			2.82%			2.84%

(1)          Nonaccrual loans and loan fees have been included.

(2)          Net interest income divided by interest-earning assets.

(3)          The indicated yields are not reflected on a tax equivalent basis.

Provision for Loan Losses.  The provision for loan losses amounted to $520,000 for the three months ended March 31, 2010 as compared to $75,000 for the three months ended March 31, 2009.  The additional provision was primarily required based upon the completion of the Company’s impairment analysis with respect to a $3.7 million real estate construction loan on 16 remaining substantially completed units located in center city Philadelphia that has been on non-accrual status since March 2009.  Also contributing to this increase, to a lesser extent, were net charge-offs of $67,000 related to one residential loan and one commercial real estate loan.  Such provisions were primarily to maintain a reserve level deemed appropriate by management in light of factors such as the level of nonperforming loans and the current economic environment.

Other Income.  Other income was $266,000 for the three months ended March 31, 2010 as compared to $290,000 for the same period in 2009.  The $24,000 or 8.3% decrease was primarily the result of the Company realizing a $20,000 loss on the sale of OREO which was recorded as a reduction of other income for the three months ended March 31, 2010.  The decrease in other income also included a $6,000 or 6.7% decrease in management fees, and a $2,000 or 2.3% decrease in the increase in cash surrender value of bank owned life insurance, partially offset by a $4,000 or 10.8% increase in other fee income.

Other Expenses. Other expenses increased $102,000 or 3.9% to $2.7 million for the three months ended March 31, 2010 compared to the same period in 2009.  The increase was primarily due to an $117,000 or 8.2% increase in salary and employee benefits, an $11,000 or 2.2% increase in occupancy and equipment expense, a $45,000 or 36.9% increase in FDIC insurance premiums, a $15,000 or 100.0% increase in loan and OREO expense, and a $5,000 or 7.8% increase in directors fees.  The increase in other expenses was partially offset by a $19,000 or 33.3% decrease in advertising and marketing expense, a $44,000 or 31.2% decrease in professional fees, and a $28,000 or 9.3% decrease in other noninterest expense.

Income Tax (Benefit) Expense. Income tax (benefit) expense amounted to $(75,000) and $24,000 for the three months ended March 31, 2010 and 2009, respectively, resulting in effective tax rates of (67.6%) and 5.5%, respectively.  The decrease in income tax expense was primarily due to a lower amount of taxable income before income taxes.

Liquidity and Capital Resources

Liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations.  Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition.  Management attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors.  Any excess funds are invested in overnight and other short-term interest-earning accounts.  Cash flows are generated through the retail deposit market, its traditional funding source, for use in investing activities.  In addition, the borrowings such as Federal Home Loan Bank advances may be utilized for liquidity or profit enhancement.  At March 31, 2010, the Company had $26.0 million of outstanding advances and approximately $112.9 million of additional borrowing capacity from the FHLB of Pittsburgh.  Further, the Company has access to the Federal Reserve Bank discount window.  At March 31, 2010, no such funds were outstanding.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Company.  At March 31, 2010, the total approved loan commitments outstanding amounted to $4.4 million.  At the same date, commitments under unused lines of credit amounted to $30.0 million.  Certificates of deposit scheduled to mature in one year or less at March 31, 2010 totaled $204.4 million.  Management believes that a significant portion of maturing deposits will remain with the Company.  For the quarter ended March 31, 2010, there were no material changes in contractual obligations that were outside of the ordinary course of business.  Management anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

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

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

January 2010	—	$—	—	64,612
February 2010	20,000	8.30	20,000	44,612
March 2010	10,000	8.33	10,000	34,612

Totals	30,000	$8.34	30,000	34,612

(1)           All shares were repurchased under the Company’s previously announced repurchase program. On January 29, 2009, the Company announced a program to repurchase up to 292,612 shares, or 10% of the outstanding common stock other than shares owned by Alliance Mutual Holding Company.  The program expired on January 29, 2010. Subsequently, the Company announced the extension of the repurchase program that expired January 29, 2010 for an additional twelve months, and all shares are to be purchased in the open market or in privately negotiated transactions, as in the opinion of management, market conditions warrant.

Item 3.   Defaults Upon Senior Securities

Not Applicable

Item 4.  [Removed and Reserved]

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

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Date: May 12, 2010	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci, President and Chief Executive Officer

Date: May 12, 2010	By:	/s/ Peter J. Meier
Peter J. Meier, Executive Vice President and Chief Financial Officer