Form 10-Q
period 2010-06-30
ALLIANCE BANCORP INC OF PENNSYLVANIA
filed 2010-08-13
CIK 1373079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No.:  001-33189

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

(Exact name of registrant as specified in its charter)

United States	56-2637804
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

541 Lawrence Road
Broomall, Pennsylvania	19008
(Address)	(Zip Code)

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

The number of shares outstanding of Common Stock, par value $0.01 per share, of the Registrant as of July 30, 2010, was 6,696,476.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Part I — Item 1.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Financial Condition (unaudited)

(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2010	2009

Assets
Cash and cash due from depository institutions	$5,548	$5,710
Interest bearing deposits with depository institutions	60,908	69,226
Total cash and cash equivalents	66,456	74,936
Investment securities available for sale	28,216	28,890
Mortgage-backed securities available for sale	19,551	23,355
Investment securities held to maturity (fair value - 2010, $22,582; 2009, $23,797)	22,075	23,446
Loans receivable - net of allowance for loan losses - 2010, $4,185; 2009, $3,538	283,020	285,008
Accrued interest receivable	1,963	2,045
Premises and equipment — net	2,572	2,531
Other real estate owned	3,026	2,968
Federal Home Loan Bank (FHLB) stock-at cost	2,439	2,439
Bank owned life insurance	11,360	11,185
Deferred tax asset — net	4,676	4,546
Prepaid FDIC premium assessment	1,877	2,034
Prepaid expenses and other assets	1,215	833

Total Assets	$448,446	$464,216

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing deposits	$13,213	$15,506
Interest bearing deposits	367,997	359,748
Total deposits	381,210	375,254

FHLB advances	5,000	32,000
Other borrowings	8,112	3,090
Accrued expenses and other liabilities	5,557	5,427
Total Liabilities	399,879	415,771

Stockholders’ Equity
Common stock, $.01 par value; shares authorized — 15,000,000; shares issued — 7,225,000, and outstanding - 2010, 6,696,476; 2009, 6,729,676	72	72
Additional paid-in capital	24,015	24,015
Retained earnings - partially restricted	29,948	29,848
Unearned shares held by Employee Stock Ownership Plan (ESOP)	(565)	(602)
Accumulated other comprehensive loss	(321)	(583)
Treasury stock, at cost: 2010, 528,524 shares; and 2009, 495,324 shares	(4,582)	(4,305)
Total Stockholders’ Equity	48,567	48,445

Total Liabilities and Stockholders’ Equity	$448,446	$464,216

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Income (unaudited)

(Dollar amounts in thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Interest and Fee Income
Loans	$4,252	$4,250	$8,475	$8,530
Mortgage-backed securities	209	320	450	674
Investment securities:
Taxable	257	326	526	731
Tax — exempt	262	304	531	601
Balances due from depository institutions	73	38	150	68
Total interest and fee income	5,053	5,238	10,132	10,604

Interest Expense
Deposits	1,444	1,849	3,001	3,798
FHLB advances and other borrowed money	339	596	786	1,185
Total interest expense	1,783	2,445	3,787	4,983

Net Interest Income	3,270	2,793	6,345	5,621
Provision for Loan Losses	650	75	1,170	150
Net Interest Income After Provision for Loan Losses	2,620	2,718	5,175	5,471

Other Income
Service charges on deposit accounts	74	69	149	145
Management fees	84	90	168	180
Loss on sale of OREO	(1)	—	(20)	—
Increase in cash surrender value of bank owned life insurance	88	94	175	182
Other income	47	46	87	83
Total other income	292	299	559	590

Other Expenses
Salaries and employee benefits	1,510	1,504	3,049	2,926
Occupancy and equipment	465	462	969	954
Advertising and marketing	107	88	145	145
Professional fees	190	135	287	277
Deposit insurance premiums	161	328	328	450
Loan and OREO expense	34	39	64	54
Directors’ fees	70	64	140	128
Provision for loss on OREO	135	—	135	—
Other noninterest expense	292	267	557	561
Total other expenses	2,964	2,887	5,674	5,495

Income (Loss) Before Income Tax Benefit	(52)	130	60	566

Income Tax Benefit	(130)	(83)	(205)	(59)

Net Income	$78	$213	$265	$625

Basic Earnings per Share	$0.01	$0.03	$0.04	$0.09

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Changes in Stockholders Equity (unaudited)

(Dollar amounts in thousands, except, per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings – Partially Restricted	Unearned Shares Held by ESOP	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Comprehensive Income

Balance, January 1, 2009	$72	$24,029	$28,836	$(722)	$(930)	$(2,386)	$48,899
ESOP shares committed to be released				52			52
Net income			625				625	$625
Dividends declared ($0.06 per share)			(177)				(177)
Acquisition of Treasury Stock (110,000 shares)						(905)	(905)
Other comprehensive income — net of tax expense of $2					4		4	4

Balance, June 30, 2009	$72	$24,029	$29,284	$(670)	$(926)	$(3,291)	$48,498	$625

Balance, January 1, 2010	$72	$24,015	$29,848	$(602)	$(583)	$(4,305)	$48,445
ESOP shares committed to be released				37			37
Net income			265				265	$265
Dividends declared ($0.06 per share)			(165)				(165)
Acquisition of Treasury Stock (33,200 shares)						(277)	(277)
Other comprehensive income — net of tax expense of $135					262		262	262

Balance, June 30, 2010	$72	$24,015	$29,948	$(565)	$(321)	$(4,582)	$48,567	$527

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	For the Six Months
	Ended June 30,
	2010	2009
Cash Flow From Operating Activities
Net income	$265	$625
Adjustments to reconcile net income to cash provided by operating activities:
Provision for:
Loan losses	1,170	150
Depreciation and amortization	247	—
Write down of OREO	135	284
ESOP shares committed to be released	37	52
Deferred tax expense (benefit)	(265)	6
Loss on the sale of OREO	20	—
Changes in assets and liabilities which provided (used) cash:
Accrued expenses and other liabilities	130	160
Prepaid expenses and other assets	(225)	(377)
Increase in cash surrender value of bank owned life insurance	(175)	(182)
Accrued interest receivable	82	76
Net cash provided by operating activities	1,421	794

Cash Flow From Investing Activities
Purchase of investment securities-available for sale	(12,000)	(14,000)
Purchase of investment securities-held to maturity	—	(2,585)
Loans originated and acquired	(20,601)	(28,002)
Proceeds from maturities and calls of investment securities	14,376	24,421
Principal repayments of:
Loans	20,750	23,247
Mortgage-backed securities	3,870	4,840
Purchase of premises and equipment	(288)	(88)
Investment in OREO	(70)	—
Proceeds from the sale of OREO	526	—
Net cash provided by investing activities	6,563	7,833

Cash Flow From Financing Activities
Dividends paid	(165)	(177)
Increase (decrease) in deposits	5,956	14,045
Purchase of treasury stock	(277)	(905)
Repayment of FHLB borrowings	(27,000)	—
Increase in other borrowed money	5,022	(1,531)
Net cash (used in) provided by financing activities	(16,464)	11,432

Increase (decrease) in Cash and Cash Equivalents	(8,480)	20,059
Cash and Cash Equivalents, Beginning of Year	74,936	28,308
Cash and Cash Equivalents, End of Year	$66,456	$48,367

Supplemental Disclosures of Cash Flow Information-
Cash paid during the period for:
Interest	$3,935	$4,991
Income taxes	$350	$100

Supplemental Schedule of Noncash and Financial Investing Activities:
Other real estate acquired in settlement of loans	$669	$2,100

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

As a result of the reorganization and offering, Alliance Mutual Holding Company (the “Holding Company”) owned 55% of the outstanding common stock of Alliance Bancorp and minority public stockholders owned the remaining 45% of the outstanding common stock of Alliance Bancorp.  Due to purchases of treasury stock, at June 30, 2010, the Holding Company owns 59.3% of the outstanding common stock of Alliance Bancorp and the minority public shareholders own the remaining 40.7%.  The Holding Company is a federally chartered mutual holding company.  The Holding Company and the Company are subject to regulation and supervision of the Office of Thrift Supervision.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (US GAAP).  The consolidated statement of financial condition at December 31, 2009, has been derived from audited financial statements but does not include all information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results which may be expected for the year ending December 31, 2010 or any other period.  All significant intercompany accounts and transactions have been eliminated. For comparative purposes, prior years’ consolidated financial statements have been reclassified to conform to report classifications of the current year. The reclassifications had no effect on net income.  The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Company has evaluated events and transactions occurring subsequent to June 30, 2010, for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

On August 11, 2010, the Company announced that it has adopted a plan of conversion and reorganization (the “Plan”) pursuant to which Alliance Bank will reorganize from the two tier mutual holding company structure to the stock holding company structure and will undertake a “second step” offering of shares of common stock of a new Pennsylvania corporation formed in connection with the conversion.

Alliance Mutual Holding Company (the “MHC”), which owns approximately 59% of the outstanding common stock of the Company, will merge with and into the Company as part of the reorganization and its shares in the Company will be extinguished.  The Company will then merge with and into the new Pennsylvania corporation.  The new holding company will offer and sell shares of common stock in an amount representing the percentage ownership interest currently held by the MHC, based on an independent appraisal. The new holding company will offer shares of its common stock for sale to the Bank’s eligible depositors and employee stock ownership plan and to members of the general public in a subscription and community offering in the manner and subject to the priorities set forth in the Plan.  In addition, in connection with the conversion of the MHC, shares of the Company’s common stock held by shareholders other than the MHC will be exchanged for shares of common stock of the new Pennsylvania corporation pursuant to an “exchange ratio” designed to preserve their aggregate percentage ownership interest.  The exchange ratio will be determined based upon the independent appraisal of the new holding company and the results of the offering.

The conversion and reorganization is subject to approval of the Company’s shareholders (including the approval of a majority of the shares held by persons other than the MHC), the Bank’s depositors and regulatory agencies.

The costs associated with the stock offering will be deferred and will be deducted from the proceeds upon sale of the stock.  To date, no stock offering expenses have been expensed.  At

June 30, 2010, $10,000 of costs have been incurred and deferred.  If the stock offering is unsuccessful, these costs will be expensed.

(2) Recent Accounting Pronouncements.

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

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, which codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.  ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  The implementation of this standard is not expected to have an impact on the Company’s consolidated financial position or results of operations.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.  This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.  The amendments in this Update apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

The effective date of ASU 2010-20 differs for public and nonpublic companies.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  For nonpublic companies, the amendments are effective for annual reporting periods ending on or after December 15, 2011.

(3) Related Party Transactions

The Bank maintains a lease agreement with the Holding Company for one of its office locations.  The initial lease term expires in September 2015 and the Bank has paid $10,500 and $21,000 during both the three and six months ended June 30, 2010 and June 30, 2009, respectively. In addition, the Bank maintains a management fee agreement with the Holding Company which provides for the sharing of certain public company related expenses.  Such expenses include salaries and benefits, insurance expenses, professional fees and directors’ fees.  The Bank has received management fees amounting to $84,000 and $168,000 for the three and six months ended June 30, 2010 and $90,000 and $180,000 for the three and six month periods ended June 30, 2009, respectively.

(4) Commitments and Contingencies

Standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount.  The maximum exposure related to these commitments at June 30, 2010 was $849,000 which was secured by real estate, cash, and marketable securities.

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

(6) Dividend Restriction

The Holding Company held 3,973,750 shares, or 59.3%, of the Company’s issued and outstanding common stock, and the minority public shareholders held 40.7% of outstanding stock at June 30, 2010. The Holding Company has filed a notice with the Office of Thrift Supervision (“OTS”) to waive its right to receive cash dividends during the 2010 calendar year. The Company paid cash dividends on February 19, 2010 and May 28, 2010 to all public shareholders.

The Holding Company has waived receipt of past dividends paid by the Company. The dividends waived are considered as a restriction on the retained earnings of the Company. As of June 30, 2010 and December 31, 2009, the aggregate retained earnings restricted for cash dividends waived were $2,423,988 and $2,185,563, respectively.

(7) Earnings Per Share

There are no convertible securities which would affect the net income (numerator) in calculating earnings per share.  Basic earnings per share data are based on the weighted-average number of shares outstanding during each period.  The Company’s capital structure has no potential dilutive securities.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic earnings per share computation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Net Income	$78,000	$213,000	$265,000	$625,000

Weighted average shares outstanding	6,698,480	6,882,357	6,709,075	6,908,427
Average unearned ESOP shares	(57,445)	(67,419)	(58,371)	(68,859)
Weighted average shares outstanding — basic	6,641,035	6,814,938	6,650,704	6,839,568

Basic earnings per share	$0.01	$0.03	$0.04	$0.09

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

The compensation expense for the three and six months ended June 30, 2010 was $18,000 and $37,000, respectively.  For the three months ended June 30, 2010 shares released for allocation, unreleased shares, and total ESOP shares were 1,852, 56,519, and 90,333, respectively.  For the six months ended June 30, 2010 shares released for allocation, unreleased shares, and total ESOP shares were 3,704, 56,519, and 90,333, respectively.  For the three months ended June 30, 2009 shares released for allocation, unreleased shares, and total ESOP shares were 2,879, 65,980, and 90,333, respectively.  For the six months ended June 30, 2009 shares released for allocation, unreleased shares, and total ESOP shares were 5,757, 65,980, and 90,333, respectively.

(9) Retirement Plans

The Bank has a defined benefit pension plan which covers all full-time employees meeting certain eligibility requirements.  As required under FASB ASC Topic 715, Compensation — Retirement Benefits, the net pension costs included the following components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Net Periodic Benefit Cost
Service Cost	$73,587	$73,969	$147,174	$147,938
Interest Cost	66,854	61,440	133,708	122,880
Expected Return on Plan Assets	(84,675)	(57,073)	(169,350)	(114,146)
Amortization of Prior Service Cost	3,171	3,171	6,342	6,342
Amortization of Loss	9,937	26,493	19,874	52,986
Net Periodic Benefit Cost	$68,874	$108,000	$137,748	$216,000

The Bank has a Nonqualified Retirement and Death Benefit Agreement (the “Agreements”) with certain officers of the Bank.  The purpose of the Agreements is to provide the officers with supplemental retirement benefits equal to a specified percentage of final compensation and a pre-retirement death benefit if the officer does not attain the specific age requirement.  A summary of the interim information required under FASB ASC Topic 715, Compensation — Retirement Benefits, for the Agreements is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Net Periodic Benefit Cost
Service Cost	$9,865	$8,779	$19,730	$17,558
Interest Cost	59,123	55,294	118,246	110,588
Amortization of Loss	6,012	7,927	12,024	15,854
Net Periodic Benefit Cost	$75,000	$72,000	$150,000	$144,000

(10) Fair Value Accounting

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

The following methods and assumptions were used to estimate the fair value of certain Company assets and liabilities.

Cash and Cash Equivalents (Carried at Cost). The carrying amounts reported in the consolidated statements of financial condition for cash and short-term instruments approximate those assets’ fair values.

Investment and Mortgage-Backed Securities. The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) would be used to support fair values of certain Level 3 investments.  The Company had no Level 1 or Level 3 securities at June 30, 2010 or December 31, 2009.

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

Impaired Loans (Generally Carried at Fair Value). Impaired loans are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances, net of any valuation allowance.  At June 30, 2010 and December 31, 2009, the fair value consists of loan balances of $8.8 million and $4.3 million, respectively, net of valuation allowances of $1.2 million and $108 thousand, respectively.

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

FHLB Advances and Other Borrowings (Carried at Cost). Fair values of FHLB advances and other borrowings are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances and/or other borrowings with similar credit risk characteristics, terms and remaining maturity.  The prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-Balance Sheet Financial Instruments. Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

The following table summarizes assets measured at fair value on a recurring basis as of June 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Obligations of FHLB	$7,089	$—	$7,089	$—
Obligations of Freddie Mac	7,075		7,075
Obligations of Fannie Mae	14,052		14,052
Mortgage-backed securities available for sale	19,551	—	19,551	—
Total	$47,767	$—	$47,767	$—

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Obligations of FHLB	$6,084	$—	$6,084	$—
Obligations of Freddie Mac	1,980		1,980
Obligations of Fannie Mae	20,826		20,826
Mortgage backed securities available for sale	23,355	—	23,355	—
Total	$52,245	$—	$52,245	$—

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$8,801	$—	$—	$8,801
Other real estate	3,026	—	—	3,026
Total	$11,827	$—	$—	$11,827

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$4,327	$—	$—	$4,327
Other real estate	2,968	—	—	2,968
Total	$7,295	$—	$—	$7,295

The carrying amounts and estimated fair values of the Company’s assets and liabilities are as follows:

	At June 30, 2010		At December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$5,548	$5,548	$5,710	$5,710
Interest bearing deposits at banks	60,908	60,908	69,226	69,226
Investment securities	50,291	50,798	52,336	52,687
Mortgage-backed securities	19,551	19,551	23,355	23,355
Loans receivable	283,020	282,893	285,008	285,105
FHLB stock	2,439	2,439	2,439	2,439
Accrued interest receivable	1,963	1,963	2,045	2,045

Liabilities:
NOW and MMDA deposits (1)	$83,283	$83,283	$82,779	$80,779
Other savings deposits	42,827	42,827	40,892	40,892
Certificate accounts	255,100	257,198	251,583	253,534
FHLB advances & other borrowed money	13,112	14,364	35,090	32,960
Accrued interest payable	44	44	192	192
Off balance sheet instruments	—	—	—	—

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

	At June 30, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale
U.S. Government obligations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	189	8	189	8
Total securities available for sale	$—	$—	$189	$8	$189	$8

Securities Held to Maturity
Municipal obligations	$—	$—	$4,464	$81	$4,464	$81

	At December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale
U.S. Government obligations	$19,784	$214	$—	$—	$19,784	$214
Mortgage-backed securities	—	—	669	15	699	15
Total securities available for sale	$19,784	$214	$669	$15	$20,483	$229

Securities Held to Maturity
Municipal obligations	$2,060	$20	$3,904	$141	$5,964	$161

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

As of June 30, 2010, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with the issuers of these securities.

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature. As of June 30, 2010, there were no U.S. government obligations in unrealized loss positions, no mortgage backed securities in a unrealized loss position for less than twelve months and 3 in a unrealized loss position greater than twelve months, and no municipal obligations in a unrealized loss position for less than twelve months and 6 in a unrealized loss position greater than twelve months.  The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery. Management does not believe any individual unrealized loss as of June 30, 2010 represents an other-than-temporary impairment.

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

Dollars in Thousands

	At June 30, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for Sale:

Obligations of the Federal Home Loan Bank:
Due after 1 year or less	$3,000	$3	—	$3,003
Due after 1 year through 5 years	1,000	$3	—	1,003
Due after 5 years through 10 years	2,997	86	—	3,083

Total	$6,997	$92	$—	$7,089

	At June 30, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Freddie Mac:
Due after 5 years through 10 years	$6,992	$83	$—	$7,075

Total	$6,992	$83	$—	$7,075

	At June 30, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 1 year through 5 years	$1,000	$5	$—	$1,005
Due after 5 years through 10 years	4,001	14	—	4,015
Due after 10 years	9,000	32	$—	$9,032

Total	$14,001	$51	$—	$14,052

	At June 30, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held to Maturity

Municipal Obligations:
Due after 5 years through 10 years	$4,316	$162	$—	$4,478
Due after 10 years	17,759	426	(81)	18,104

Total	$22,075	$588	$(81)	$22,582

	At December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for Sale:

Obligations of the Federal Home Loan Bank:
Due 1 year or less	$1,000	$5	—	$1,005
Due after 5 years through 10 years	4,996	100	(17)	5,079

Total	$5,996	$105	$(17)	$6,084

	At December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Freddie Mac:
Due after 1 year through 5 years	$1,000	$—	(15)	$985
Due after 10 years	1,000	—	(5)	995

Total	$2,000	$—	$(20)	$1,980

	At December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 5 years through 10 years	$6,000	$2	$(41)	$5,961
Due after 10 years	14,999	2	(136)	14,865

Total	$20,999	$4	$(177)	$20,826

	At December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held to Maturity

Municipal Obligations:
Due after 5 years through 10 years	$4,316	$170	—	$4,486
Due after 10 years	19,130	342	$(161)	19,311

Total	$23,446	$512	$(161)	$23,797

Included in obligations of U.S. Government agencies at June 30, 2010 and December 31, 2009, were $23.1 million and $19.8 million, respectively, of structured notes.  These structured notes were comprised of step-up bonds that provide the U.S. Government agency with the right, but not the obligation, to call the bonds on certain dates. Investment securities with an aggregate carrying value of $11.4 million and $12.0 million were pledged as collateral for certain deposits at June 30, 2010 and December 31, 2009, respectively.  There were no sales of investment securities in 2010 or 2009.

Mortgage-Backed Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and the fair values of mortgage-backed securities available for sale are as follows:

Dollars in Thousands

	At June 30, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$2,036	$83	$—	$2,119
FHLMC pass-through certificates	6,851	442	—	7,293
FNMA pass-through certificates	9,706	441	(8)	10,139

Total	$18,593	$966	$(8)	$19,551

	At December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$2,141	$80	$—	$2,221
FHLMC pass-through certificates	8,379	419	—	8,798
FNMA pass-through certificates	11,943	408	(15)	12,336

Total	$22,463	$907	$(15)	$23,355

At June 30, 2010 and December 31, 2009, the Bank had $4.6 million and $3.1 million, respectively, in mortgage-backed securities pledged as collateral for the treasury, tax and loan account and certain deposits.  At June 30, 2010, the Bank had $4.9 million in mortgage-backed securities pledged as collateral against our FHLB open credit line.  There were no sales of mortgage-backed securities in 2010 or 2009.

(12) Loans Receivable - Net

Loans receivable consist of the following:

	At June 30,	At December 31,
Dollars in Thousands	2010	2009
Real estate loans:
Single-family	$110,388	$114,953
Multi-family	1,208	1,231
Commercial	136,933	131,874
Land and construction	24,084	24,581
Commercial business	7,462	8,458
Consumer and other loans	7,392	7,614
Total loans receivable	287,467	288,711
Less:
Deferred fees	(262)	(165)
Allowance for loan losses	(4,185)	(3,538)
Loans receivable - net	$283,020	$285,008

The Bank originates loans to customers located primarily in Southeastern Pennsylvania. This geographic concentration of credit exposes the Bank to a higher degree of risk associated with this economic region.

Following is a summary of changes in the allowance for loan losses for the three and six months ended June 30, 2010 and the year ended December 31, 2009:

Dollars in Thousands	For the three months ended June 30, 2010	For the six months ended June 30, 2010	For the twelve months ended, December 31, 2009

Balance, beginning of period	$3,990	$3,538	$3,169
Provision charged to operations	650	1,170	528
Charge-offs	(455)	(523)	(160)
Recoveries	—	—	1
Balance, end of year	$4,185	$4,185	$3,538

At June 30, 2010 and December 31, 2009, 100% of impaired loan balances were measured for impairment based on the fair value of the loans’ collateral.

	At June 30,	At December 31,
Dollars in Thousands	2010	2009

Impaired loans without a valuation allowance	$1,232	$1,543

Impaired loans with a valuation allowance	9,972	4,435

Total impaired loans	$11,204	$5,978

Valuation allowance related to impaired loans	$1,171	$108

(13) Comprehensive Income (Loss)

Total comprehensive income (loss) includes all changes in stockholders’ equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s other comprehensive income (loss) is comprised of unrealized holding gains and losses on securities available-for-sale and the effects of changes in the liability for retirement plans.

The table below provides a reconciliation of the components of other comprehensive income (loss) to the disclosure provided in the statement of changes in stockholders’ equity.

The components of other comprehensive income (loss), net of taxes, were as follows for the following fiscal periods:

		Tax
	Before	Benefit	Net of
(Dollars in Thousands)	Tax	(Expense)	Tax
For the three month period ended June 30, 2010:
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$115	$(39)	$76
Change in unrealized gain on available for sale securities	115	(39)	76
Change in liability in retirement plans	—	—	—
Other comprehensive income	$115	$(39)	$76

For the three month period ended June 30, 2009:
Unrealized losses on available for sale securities
Unrealized holding losses arising during period	$(214)	$73	$(141)
Change in unrealized loss on available for sale securities	(214)	73	(141)
Change in liability in retirement plans	—	—	—
Other comprehensive loss	$(214)	$73	$(141)

		Tax
	Before	Benefit	Net of
(Dollars in Thousands)	Tax	(Expense)	Tax
For the six month period ended June 30, 2010:
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$397	$(135)	$262
Change in unrealized gain on available for sale securities	397	(135)	262
Change in liability in retirement plans	—	—	—
Other comprehensive income	$397	$(135)	$262

For the six month period ended June 30, 2009:
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$6	$(2)	$4
Change in unrealized gain on available for sale securities	6	(2)	4
Change in liability in retirement plans	—	—	—
Other comprehensive income	$6	$(2)	$4

The components of accumulated other comprehensive loss are as follows:

(Dollars in Thousands)	June 30, 2010	December 31, 2009

Net unrealized gain on securities	$781	$519
Net unrealized loss on retirement plans	(1,102)	(1,102)
Total accumulated other comprehensive loss	$(321)	$(583)

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

Critical Accounting Policies

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements included elsewhere herein.  These policies are described in more detail in Note 2 of the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009.  The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP) and to general practices within the banking industry.  Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented.  The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results.  These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

Income Taxes. Management makes estimates and judgments to calculate various tax liabilities and determine the recoverability of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses.  As of June 30, 2010, the Company carried $645,000 in deferred tax assets from the loss on the sale and impairment charges taken on certain mutual funds.  The Company must generate capital gains within a certain time period to realize the tax benefit from these capital losses.  We also estimate a deferred tax asset valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.  These estimates and judgments are inherently subjective.  Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision to our initial estimates.

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

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Total assets decreased $15.8 million or 3.4% to $448.4 million at June 30, 2010 compared to $464.2 million at December 31, 2009.  This decrease was primarily due to an $8.5 million or 11.3% decrease in total cash and cash equivalents, a $3.8 million or 16.3% decrease in mortgage backed securities available for sale, a $1.4 million or 5.8% decrease in investment securities held to maturity, a $674,000 or 2.3% decrease in investment securities available for sale, and a $2.0 million or 0.7% decrease in loans receivable, net of allowance for loan losses.

Total liabilities decreased $15.9 million or 3.8% to $399.9 million at June 30, 2010 compared to $415.8 million at December 31, 2009.  This decrease was due to a $27.0 million or 84.4% decrease in FHLB advances, partially offset by a $6.0 million or 1.6% increase in total deposits and a $5.0 million or 162.5% increase in other borrowed money.

Stockholders’ equity increased $122,000 to $48.5 million as of June 30, 2010 compared to $48.4 million at December 31, 2009. The increase is primarily due to a $262,000 decrease in accumulated other comprehensive loss, and a $100,000 increase in retained earnings.  The increase was partially offset by a $277,000 increase in treasury stock.  Beginning January of 2009, the Company commenced a 292,612 share repurchase program and has repurchased 261,200 shares at an average price of $8.14 per share through June 30, 2010.

Nonperforming assets, which consist of nonaccruing loans, accruing loans 90 days or more delinquent and other real estate owned (OREO) (which includes real estate acquired through, or in lieu of, foreclosure) increased $5.3 million to $16.1 million or 3.60% of total assets at June 30, 2010 from $10.8  million or 2.33% of total assets at December 31, 2009.  This increase was primarily due to the placement of a $6.1 million land and development loan for a mixed use commercial real estate project located in Bradenton, Florida, as nonaccruing at March 31, 2010.  This resulted from a lack of sales activity combined with a decline in the liquidity of the borrowers and their inability to access additional funds.  At June 30, 2010, the $16.1 million of nonperforming assets consisted of $1.8 million of accruing loans 90 days or more delinquent, $11.3 million of nonaccrual loans, and $3.0 million in OREO.  At June 30, 2010, the $11.3 million of nonaccrual loans consisted of one single family real estate loan in the amount of $76,000, nine commercial real estate loans totaling $1.4 million, two real estate construction loans in the amount of $9.8 million, and one commercial business loan in the amount of $74,000.  The amount of specific reserves related to nonaccrual loans was $1.2 million as of June 30, 2010.  Management continues to aggressively pursue the collection and resolution of all delinquent loans.

At June 30, 2010 and December 31, 2009, the allowance for loan losses amounted to $4.2 million and $3.5 million, respectively.  At June 30, 2010, the allowance for loan losses amounted to 31.9% of nonperforming loans and 1.46% of total loans receivable, as compared to 45.1% and 1.23%, respectively, at December 31, 2009.  The decrease in the allowance for loan losses to total nonperforming loans was primarily due to our analysis of the underlying real estate collateral securing these loans.

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

Comparison of Results of Operations for the Three and Six Months ended June 30, 2010 and June 30, 2009

General.  Net income decreased $135,000 or 63.4% to $78,000 or $0.01 per share for the three months ended June 30, 2010 as compared to $213,000 or $0.03 per share for the same period in 2009.  The decrease in net income was primarily due to a $575,000 or 766.7% increase in provision for loan losses for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  Also contributing to the decrease in net income was a $135,000 provision for loss on OREO.  The increase in the provision for loan losses was primarily due to the need for additional reserves that resulted from our quarterly valuation analysis for problem loans and charge-offs of $455,000.  The provision for loss on OREO was primarily due to the need for additional write-downs that resulted from our quarterly valuation analysis of our OREO.

Net income decreased $360,000 or 57.6% to $265,000 or $0.04 per share for the six months ended June 30, 2010 as compared to $625,000 or $0.09 per share for the same period in 2009.  The decrease in net income was primarily due to a $1.0 million or 680.0% increase in provision for loan losses for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  Also contributing to the decrease in net income was the $135,000 provision for loss on OREO.  The increase in the provision for loan losses was primarily due to the need for additional reserves that resulted from our quarterly valuation analysis for problem loans and, charge-offs of $523,000.  The provision for loss on OREO was primarily due to the need for additional write-downs that resulted from our quarterly valuation analysis of our OREO.

Net Interest Income.  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income increased $477,000 or 17.1% during the three months ended June 30, 2010 as compared to the same period in 2009.  The increase in net interest income was due to a $662,000 or 27.1% decrease on interest expense in interest bearing liabilities, primarily the result of a $405,000 or 21.9% decrease in interest expense on interest bearing deposits as well as a $257,000 or 43.1% decrease on interest expense on FHLB advances and other borrowed money.  The decrease more than offset a $185,000 or 3.5% decrease in interest income for the three month period ended June 30, 2010 compared to the same period in 2009.

Net interest income increased $724,000 or 12.9% during the six months ended June 30, 2010 as compared to the same period in 2009.  The increase in net interest income was due to a $1.2 million or 24.0% decrease in interest expense on interest bearing liabilities, primarily the result of a $797,000 or 21.0% decrease in the interest expense on interest bearing deposits as well as a $399,000 or 33.7% decrease on interest expense on FHLB advances and other borrowed money.

This decrease more than offset a $472,000 or 4.5% decrease in interest income during the six months ended June 30, 2010 compared to the same period in 2009.  Based on the current economic environment and market competition, management anticipates continued pressure on the interest rate spread for 2010 which may negatively impact net interest income.

Interest Income.  Interest income decreased $185,000 or 3.5% to $5.1 million for the three months ended June 30, 2010, compared to the same period in 2009.  The decrease was due to a $111,000 or 17.6% decrease in interest income on investment securities and a $111,000 or 34.7% decrease in interest income on mortgage backed securities.  These decreases were partially offset by a $35,000 or 92.1% increase in interest income earned on balances due from depository institutions and a $2,000 increase on interest earned on loans.  The decrease in interest income on investment securities was due to a $2.3 million or 4.1% decrease in the average balance of investment securities and a 64 basis point or 14.1% decrease in the average yield earned.  The decrease in interest income on mortgage backed securities was due to an $8.1 million or 28.0% decrease in the average balance of mortgage backed securities and a 41 basis point or 9.3% decrease in the average yield earned.  The increase in interest income on balances due from depository institutions was due to a $39.6 million or 102.3% increase in the average balance of balances due from depository institutions, partially offset by a 2 basis point or 5.1% decrease in the average yield earned.  The increase in interest income on loans was due to a $6.0 million or 2.1% increase in the average balance of loans outstanding, partially offset by a 12 basis point or 2.0% decrease in the average yield earned.

Interest income decreased $472,000 or 4.5% to $10.1 million for the six months ended June 30, 2010, compared to the same period in 2009.  The decrease was due to a $275,000 or 20.6% decrease in interest income on investment securities, a $224,000 or 33.2% decrease in interest income on mortgage backed securities, and a $55,000 or 0.6% decrease in interest income on loans.  These decreases were partially offset by an $82,000 or 120.6% increase in interest income earned on balances due from depository institutions.  The decrease in interest income on investment securities was due to a $3.4 million or 6.1% decrease in the average balance of investment securities and a 73 basis point or 15.6% decrease in the average yield earned.  The decrease in interest income on mortgage backed securities was due to an $8.3 million or 27.6% decrease in the average balance of mortgage backed securities and a 34 basis point or 7.6% decrease in the average yield earned.  The decrease in interest income on loans was due to a 15 basis point or 2.5% decrease in the average yield earned on loans, partially offset by a $5.7 million or 2.0% increase in the average balance of loans.  The increase in interest income on balances due from depository institutions was due to a $42.5 million or 130.9% increase in the average balance of balances due from depository institutions, partially offset by a 2 basis point or 4.8% decrease in the average yield earned.

Interest Expense.  Interest expense decreased $662,000 or 27.1% to $1.8 million for the three months ended June 30, 2010, compared to the same period in 2009.  This decrease in interest expense was primarily the result of a $405,000 or 21.9% decrease in the interest expense on interest bearing deposits as well as a $257,000 or 43.1% decrease on interest expense on FHLB advances and other borrowed money.  The decrease in interest expense on interest bearing deposits was the result of a 76 basis point or 33.0% decrease on rates paid on interest bearing deposits which was partially offset by a $53.3 million or 16.6% increase in the average balance of interest bearing deposits.  The decrease in interest expense on FHLB advances and other borrowed money was the result of a $17.6 million or 43.8% decrease in the average balance of advances and other borrowed money, partially offset by an 8 basis point or 1.3% increase on interest expense on FHLB advances and other borrowed money.

Interest expense decreased $1.2 million or 24.0% to $3.8 million for the six months ended June 30, 2010, compared to the same period in 2009.  This decrease in interest expense was primarily the result of a $797,000 or 21.0% decrease in interest expense on interest bearing deposits and a $399,000 or 33.7% decrease on interest expense on FHLB advances and other borrowed money.  The decrease in interest expense on interest bearing deposits was the result of a 77 basis point or 32.3% decrease on rates paid on interest bearing deposits, which was partially offset by a $52.2 million or 16.5% increase in the average balance of interest bearing deposits.  The decrease in interest expense on FHLB advances and other borrowed money was the result of a $14.7 million or 36.8% decrease in the average balance of FHLB advances and other borrowed money, partially offset by a 29 basis point or 4.9% increase in interest expense on FHLB advances and other borrowed money.

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

Average Balance Sheet

Three Months Ended June 30,

	2010			2009
	Average			Average
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans receivable (1) (2) (3)	$288,656	$4,252	5.89%	$282,700	$4,250	6.01%
Mortgage-backed securities (2) (3)	20,793	209	4.02	28,867	320	4.43
Investment securities (3)	53,155	519	3.91	55,434	630	4.55
Other interest-earning assets	78,228	73	0.37	38,673	38	0.39
Total interest-earning assets	440,832	5,053	4.58	405,674	5,238	5.16
Noninterest-earning assets	28,041			26,318
Total assets	$468,873			$431,992

Interest-bearing liabilities:
Deposits	$374,275	1,444	1.54	$320,939	1,849	2.30
FHLB advances and other borrowings	22,531	339	6.02	40,107	596	5.94
Total interest-bearing liabilities	396,806	1,783	1.80	361,046	2,445	2.71
Noninterest-bearing
Liabilities	23,189			21,922
Total liabilities	419,995			382,968
Stockholders’ equity	48,878			49,024
Total liabilities and stockholders’ equity	$468,873			$431,992

Net interest-earning assets	$44,026			$44,628
Net interest income/interest rate spread		$3,270	2.78%		$2,793	2.45%
Net yield on interest-earning assets (3)			2.97%			2.75%

(1)                                 Nonaccrual loans and loan fees have been included.

(2)                                 Net interest income divided by interest-earning assets.

(3)                                 The indicated yields are not reflected on a tax equivalent basis.

Average Balance Sheet

Six Months Ended June 30,

	2010			2009
	Average			Average
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans receivable (1) (2) (3)	$288,503	$8,475	5.88%	$282,827	$8,530	6.03%
Mortgage-backed securities (2)	21,774	450	4.14	30,070	674	4.48
Investment securities (3)	53,334	1,057	3.96	56,767	1,332	4.69
Other interest-earning assets	75,038	150	0.40	32,503	68	0.42
Total interest-earning assets	438,649	10,132	4.62	402,167	10,604	5.27
Noninterest-earning assets	28,492			26,105
Total assets	$467,141			$428,272

Interest-bearing liabilities:
Deposits	$370,700	3,001	1.62	$318,244	3,798	2.39
FHLB advances and other borrowings	25,369	786	6.20	40,111	1,185	5.91
Total interest-bearing liabilities	396,069	3,787	1.91	358,355	4,983	2.78
Noninterest-bearing
Liabilities	22,220			20,945
Total liabilities	418,289			379,300
Stockholders’ equity	48,852			48,972
Total liabilities and stockholders’ equity	$467,141			$428,272

Net interest-earning assets	$42,580			$43,812
Net interest income/interest rate spread		$6,345	2.71%		$5,621	2.49%
Net yield on interest-earning assets (3)			2.89%			2.80%

(1)                                 Nonaccrual loans and loan fees have been included.

(2)                                 Net interest income divided by interest-earning assets.

(3)                                 The indicated yields are not reflected on a tax equivalent basis.

Provision for Loan Losses.  The provision for loan losses amounted to $650,000 and $75,000 for the three months ended June 30, 2010 and 2009, respectively.  The provision for loan losses amounted to $1.2 million and $150,000 for the six months ended June 30, 2010 and 2009, respectively.

The higher provisions in 2010 primarily resulted from the completion of the Company’s quarterly valuation analysis with respect to a $3.7 million real estate construction loan on 16 remaining substantially completed residential units located in center city Philadelphia that has been on non-accrual status since March 2009 as well as a $6.1 million land and development loan for a mixed use commercial real estate project located in Brandenton, Florida that was placed on non-accrual status on March 31, 2010.  Also contributing to this increase were charge-offs of $523,000 related to two residential real estate loans and two commercial real estate loan relationships and two business loan relationships.  Such provisions were necessary to maintain a reserve level deemed appropriate by management in light of factors such as the level of nonperforming loans and the current economic environment.

Other Income.  Other income was $292,000 for the three months ended June 30, 2010 as compared to a $299,000 for the same period in 2009.  The decrease in other income included a $6,000 or 6.7% decrease in management fees and a $6,000 or 6.4% decrease in the increase in cash surrender value of bank owned life insurance, partially offset by a $5,000 or 7.2% increase in service charges on deposit accounts.

Other income was $559,000 for the six months ended June 30, 2010 as compared to a $590,000 for the same period in 2009.  The decrease was primarily the result of the Company realizing a $20,000 loss on the sale of OREO which was recorded as a reduction of other income in the first quarter of 2010.  The decrease in other income also included a $12,000 or 6.7% decrease in management fees and an $7,000 or 3.8% decrease in the in cash surrender value of bank owned life insurance, partially offset by a $4,000 or 4.8% increase in other income.

Other Expenses. Other expenses increased $77,000 or 2.7% to $3.0 million for the three months ended June 30, 2010 compared to the same period in 2009.  The increase was primarily due to a $135,000 provision for loss on OREO.  The increase in the provision for loss on OREO was primarily due to the need for additional write-downs that resulted from our quarterly valuation analysis for OREO.  Also contributing to the increase in other expenses was a $55,000 or 40.7% increase in professional fees and a $19,000 or 21.6% increase in advertising and marketing expense.  Beginning in May of 2010, the Bank commenced legal action to defend its trademark known as Customer First.  For the quarter ended June 30, 2010, the Bank recorded $52,000 in related legal expenses and estimates additional legal expenses ranging from $200,000 to $250,000 to be recorded in the third quarter of 2010.  The increase in other expenses was partially offset by a $167,000 or 50.9% decrease in FDIC insurance premiums that primarily resulted from a special assessment of $195,000 recorded on June 30, 2009.

Other expenses increased $179,000 or 3.3% to $5.7 million for the six months ended June 30, 2010 compared to the same period in 2009.  The increase was primarily due to a $135,000 provision for loss on OREO.  The increase in the provision for loss on OREO was primarily due to the need for additional write-downs that resulted from our quarterly valuation analysis for

OREO.  Also contributing to the increase in other expenses was a $123,000 or 4.2% increase in salaries and employee benefits, a $10,000 or 3.6% increase in professional fees, and a $12,000 or 9.4% increase in directors fees.  The increase in other expenses was partially offset by a $122,000 or 27.1% decrease in FDIC insurance premiums that primarily resulted from the prior period special assessment mentioned above.

Income Tax Benefit. Income tax benefit amounted to $(130,000) and $(83,000) for the three months ended June 30, 2010 and 2009, respectively, resulting in effective tax rates of (250.0)% and (63.8)%, respectively.  The increase in income tax benefit was primarily due to a loss before income tax benefit for the three months ended June 30, 2010 as compared to income before income tax benefit for the three months ended June 30, 2009.

Income tax benefit amounted to $(205,000) and $(59,000) for the six months ended June 30, 2010 and 2009, respectively, resulting in effective tax rates of (341.7)% and (10.4)%, respectively.  The increase in income tax benefit was primarily due to a lower amount of income before income tax benefit for the six months ended June 30, 2010 as compared to income before income tax benefit for the six months ended June 30, 2009.

Liquidity and Capital Resources

Liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations.  Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition.  Management attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors.  Any excess funds are invested in overnight and other short-term interest-earning accounts.  Cash flows are generated through the retail deposit market, its traditional funding source, for use in investing activities.  In addition, the borrowings such as Federal Home Loan Bank advances may be utilized for liquidity or profit enhancement.  At June 30, 2010, the Company had $5.0 million of outstanding advances and approximately $135.0 million of additional borrowing capacity from the FHLB of Pittsburgh.  Further, the Company has access to the Federal Reserve Bank discount window.  At June 30, 2010, no such funds were outstanding.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Company.  At June 30, 2010, the total approved loan commitments outstanding amounted to $4.4 million.  At the same date, commitments under unused lines of credit amounted to $29.4 million.  Certificates of deposit scheduled to mature in one year or less at June 30, 2010 totaled $198.5 million.  Management believes that a significant portion of maturing deposits will remain with the Company.  For the three and six month periods ended June 30, 2010, there were no material changes in contractual obligations that were outside of the ordinary course of business.  Management anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

Impact of Inflation and Changing Prices

The unaudited consolidated financial statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.  Unlike most industrial companies, virtually all of the Company’s assets and liabilities are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than does the effect of inflation.

Part I - Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Part I - Item 4.

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

Part II - Other Information

Item 1.  Legal Proceedings

On May 14, 2010, Alliance Bank, a wholly owned subsidiary of the Company, filed a complaint against New Century Bank in the United States District Court for the Eastern District of Pennsylvania claiming trademark infringement, false designation of origin and unfair competition due to New Century Bank’s unauthorized adoption and use of Alliance Bank’s registered trademark of “Customer First” in connection with providing banking and financial services, including doing business under the name “Customer 1st

Bank.”  Alliance Bank is seeking to enjoin New Century Bank from the use of its trademark as well as unspecified monetary damages. In its answer to the complaint, New Century Bank filed a counterclaim against Alliance Bank alleging that the trademark is invalid.

On July 27, 2010, the District Court, following evidentiary hearing and oral argument, found that Alliance Bank was likely to succeed on the merits of the trademark infringement case at trial and granted Alliance Bank’s motion for a preliminary injunction against New Century Bank prohibiting its use of the name New Century Bank prohibiting its use of the name Customer First or any similar name requiring New Century Bank to immediately modify its signage and cease using the name Customer 1st Bank in its branches or otherwise using or disseminating marketing and promotional materials that uses or features the mark Customers 1st and/or Customers 1st Bank or any logo, trade name or trademark which incorporates such a mark.  New Century Bank has 30 days to appeal the order for a preliminary junction from Alliance Bank’s posting a security bond on August 2, 2010.

Item 1A. Risk Factors

Not Applicable

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a) — (b)    Not Applicable

(c)                    The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

April 2010	—	$—	—	34,612
May 2010	3,200	8.32	3,200	31,412
June 2010	—	—	—	31,412
Totals	3,200	$8.32	3,200	31,412

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

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Date: August 13, 2010	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci, President and Chief Executive Officer

Date: August 13, 2010	By:	/s/ Peter J. Meier
Peter J. Meier, Executive Vice President and Chief Financial Officer