Form 10-Q
period 2010-09-30
ALLIANCE BANCORP INC OF PENNSYLVANIA
filed 2010-11-12
CIK 1373079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of Common Stock, par value $0.01 per share, of the Registrant as of November 1, 2010, was 6,676,476.

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Part I — Item 1.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Financial Condition (unaudited)

(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2010	2009

Assets
Cash and cash due from depository institutions	$4,502	$5,710
Interest bearing deposits with depository institutions	51,186	69,226
Total cash and cash equivalents	55,688	74,936
Investment securities available for sale	25,183	28,890
Mortgage-backed securities available for sale	17,804	23,355
Investment securities held to maturity (fair value - 2010, $23,444; 2009, $23,797)	22,530	23,446
Loans receivable - net of allowance for loan losses - 2010, $4,875; 2009, $3,538	285,322	285,008
Accrued interest receivable	1,862	2,045
Premises and equipment — net	2,557	2,531
Other real estate owned	3,122	2,968
Federal Home Loan Bank (FHLB) stock-at cost	2,439	2,439
Bank owned life insurance	11,441	11,185
Deferred tax asset — net	4,943	4,546
Prepaid FDIC premium assessment	1,732	2,034
Prepaid expenses and other assets	1,231	833

Total Assets	$435,854	$464,216

Liabilities and Stockholders’ Equity

Liabilities
Non-interest bearing deposits	$10,197	$15,506
Interest bearing deposits	363,651	359,748
Total deposits	373,848	375,254

FHLB advances	—	32,000
Other borrowings	7,938	3,090
Accrued expenses and other liabilities	5,594	5,427
Total Liabilities	387,380	415,771

Stockholders’ Equity
Common stock, $.01 par value; shares authorized — 15,000,000; shares issued — 7,225,000, and outstanding - 2010, 6,676,476; 2009, 6,729,676	72	72
Additional paid-in capital	24,015	24,015
Retained earnings - partially restricted	30,075	29,848
Unearned shares held by Employee Stock Ownership Plan (ESOP)	(546)	(602)
Accumulated other comprehensive loss	(400)	(583)
Treasury stock, at cost: 2010, 548,524 shares; and 2009, 495,324 shares	(4,742)	(4,305)
Total Stockholders’ Equity	48,474	48,445

Total Liabilities and Stockholders’ Equity	$435,854	$464,216

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Income (unaudited)

(Dollar amounts in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Interest and Fee Income
Loans	$4,261	$4,252	$12,736	$12,782
Mortgage-backed securities	195	290	645	964
Investment securities:
Taxable	173	378	700	1,109
Tax — exempt	248	289	779	890
Balances due from depository institutions	40	56	190	124
Total interest and fee income	4,917	5,265	15,050	15,869

Interest Expense
Deposits	1,294	1,747	4,294	5,545
FHLB advances and other borrowed money	75	543	862	1,728
Total interest expense	1,369	2,290	5,156	7,273

Net Interest Income	3,548	2,975	9,894	8,596
Provision for Loan Losses	750	75	1,920	225
Net Interest Income After Provision for Loan Losses	2,798	2,900	7,974	8,371

Other Income
Service charges on deposit accounts	69	71	218	216
Management fees	84	90	252	270
Other fee income	47	41	135	123
Gain (loss) on sale of OREO	—	21	(21)	21
Increase in cash surrender value of bank owned life insurance	82	86	256	268
Other income	—	—	—	1
Total other income	282	309	840	899

Other Expenses
Salaries and employee benefits	1,461	1,548	4,510	4,474
Occupancy and equipment	481	430	1,451	1,384
Advertising and marketing	98	71	243	216
Professional fees	335	122	622	399
Deposit insurance premiums	159	155	487	605
Loan and OREO expense	43	30	107	84
Directors’ fees	72	64	212	192
Provision for loss on OREO	—	—	135	—
Other noninterest expense	276	275	832	836
Total other expenses	2,925	2,695	8,599	8,190

Income Before Income Tax (Benefit) Expense	155	514	215	1,080

Income Tax (Benefit) Expense	(54)	55	(259)	(4)

Net Income	$209	$459	$474	$1,084

Basic Earnings per Share	$0.03	$0.07	$0.07	$0.16

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Changes in Stockholders Equity (unaudited)

(Dollar amounts in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings — Partially Restricted	Unearned Shares Held by ESOP	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity	Comprehensive Income

Balance, January 1, 2009	$72	$24,029	$28,836	$(722)	$(930)	$(2,386)	$48,899
ESOP shares committed to be released				78			78
Net income			1,084				1,084	$1,084
Dividends declared ($0.09 per share)			(263)				(263)
Acquisition of Treasury Stock (176,000 shares)						(1,470)	(1,470)
Other comprehensive income — net of tax expense of $62					121		121	121

Balance, September 30, 2009	$72	$24,029	$29,657	$(644)	$(809)	$(3,856)	$48,449	$1,205

Balance, January 1, 2010	$72	$24,015	$29,848	$(602)	$(583)	$(4,305)	$48,445
ESOP shares committed to be released				56			56
Net income			474				474	$474
Dividends declared ($0.09 per share)			(247)				(247)
Acquisition of Treasury Stock (53,200 shares)						(437)	(437)
Other comprehensive income — net of tax expense of $94					183		183	183

Balance, September 30, 2010	$72	$24,015	$30,075	$(546)	$(400)	$(4,742)	$48,474	$657

See notes to unaudited consolidated financial statements.

Alliance Bancorp, Inc. of Pennsylvania and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	For the Nine Months
	Ended September 30,
	2010	2009
Cash Flow From Operating Activities
Net income	$474	$1,084
Adjustments to reconcile net income to cash provided by operating activities:
Provision for:
Loan losses	1,920	225
Depreciation and amortization	382	399
Write down of OREO	135	—
ESOP shares committed to be released	56	78
Deferred tax expense (benefit)	(491)	(33)
Loss (gain) on the sale of OREO	21	(21)
Changes in assets and liabilities which provided (used) cash:
Accrued expenses and other liabilities	168	283
Prepaid expenses and other assets	(96)	(248)
Increase in cash surrender value of bank owned life insurance	(256)	(268)
Accrued interest receivable	183	(6)
Net cash provided by operating activities	2,496	1,493

Cash Flow From Investing Activities
Purchase of investment securities-available for sale	(26,000)	(23,000)
Purchase of investment securities-held to maturity	(1,015)	(4,085)
Loans originated and acquired	(31,680)	(45,500)
Proceeds from maturities and calls of investment securities	31,935	31,014
Principal repayments of:
Loans	28,777	40,269
Mortgage-backed securities	5,531	7,023
Purchase of premises and equipment	(408)	(142)
Investment in OREO	(193)	(30)
Proceeds from the sale of OREO	551	53
Net cash provided by investing activities	7,498	5,602

Cash Flow From Financing Activities
Dividends paid	(247)	(263)
(Decrease) increase in deposits	(1,406)	31,288
Purchase of treasury stock	(437)	(1,470)
Repayment of FHLB advances	(32,000)	(5,000)
Increase in other borrowings	4,848	1,336
Net cash (used in) provided by financing activities	(29,242)	25,891

Increase (decrease) in Cash and Cash Equivalents	(19,248)	32,986
Cash and Cash Equivalents, Beginning of Year	74,936	28,308
Cash and Cash Equivalents, End of Year	$55,688	$61,294

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$5,328	$7,309
Income taxes	$350	$100

Supplemental Schedule of Noncash and Financial Investing Activities:
Other real estate acquired in settlement of loans	$791	$2,873

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

As a result of the reorganization and offering, Alliance Mutual Holding Company (the “Holding Company”) owned 55% of the outstanding common stock of Alliance Bancorp and minority public stockholders owned the remaining 45% of the outstanding common stock of Alliance Bancorp.  Due to purchases of treasury stock, at September 30, 2010, the Holding Company owns 59.5% of the outstanding common stock of Alliance Bancorp and the minority public shareholders own the remaining 40.5%.  The Holding Company is a federally chartered mutual holding company.  The Holding Company and the Company are subject to regulation and supervision of the Office of Thrift Supervision.

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

Alliance Mutual Holding Company (the “MHC”), which owns approximately 59.5% of the outstanding common stock of the Company, will merge with and into the Company as part of the reorganization and its shares in the Company will be extinguished.  The Company will then merge with and into the new Pennsylvania corporation.  The new holding company will offer and sell shares of common stock in an amount representing the percentage ownership interest currently held by the MHC, based on an independent appraisal. The new holding company will offer shares of its common stock for sale to the Bank’s eligible depositors and employee stock ownership plan and to members of the general public in a subscription and community offering in the manner and subject to the priorities set forth in the Plan.  In addition, in connection with the conversion of the MHC, shares of the Company’s common stock held by shareholders other than the MHC will be exchanged for shares of common stock of the new Pennsylvania corporation pursuant to an “exchange ratio” designed to preserve their aggregate percentage ownership interest.  The exchange ratio will be determined based upon the independent appraisal of the new holding company and the results of the offering.

The Plan is subject to approval of the Company’s shareholders (including the approval of a majority of the shares held by persons other than the MHC), the Bank’s depositors and regulatory agencies.

The costs associated with the stock offering will be deferred and will be deducted from the proceeds upon sale of the stock.  To date, no stock offering expenses have been expensed.  At September 30, 2010, $252,000 of costs have been incurred and deferred.  Total costs at the midpoint are estimated at $2.5 million. If the stock offering is unsuccessful, these costs will be expensed.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (US GAAP).  The consolidated statement of financial condition at December 31, 2009, has been derived from audited financial statements but does not include all information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results which may be expected for the year ending December 31, 2010 or any other period.  All significant intercompany accounts and transactions have been eliminated. For comparative purposes, prior years’ consolidated financial statements have been reclassified, when necessary, to conform to report classifications of the current year. The reclassifications had no effect on net income.  The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Company has evaluated events and transactions occurring subsequent to September 30, 2010, for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through the date these financial statements were issued.

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

ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, addresses the diversity in practice regarding which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.  The amendments in this Update specify that certain costs should be capitalized in accordance with the amendments.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The amendments in this Update should be applied prospectively upon adoption. Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required. Early adoption is permitted, but only at the beginning of an entity’s annual reporting period.  The Company is currently evaluating the impact this pronouncement will have in its consolidated financial statements.

(3) Related Party Transactions

The Bank maintains a lease agreement with the Holding Company for one of its office locations.    The initial lease term expires in September 2015 and the Bank has paid $10,500 and $31,500 during both the three and nine months ended September 30, 2010 and September 30, 2009, respectively. In addition, the Bank maintains a management fee agreement with the Holding Company which provides for the sharing of certain public company related expenses.  Such expenses include salaries and benefits, insurance expenses, professional fees and directors’ fees.  The Bank has received management fees amounting to $84,000 and $252,000 for the three and nine months ended September 30, 2010 and $90,000 and $270,000 for the three and nine month periods ended September 30, 2009, respectively.

(4) Commitments and Contingencies

Standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party.  The amount of credit risk involved in issuing letters of credit in the event of nonperformance by the other party is the contract amount.  The maximum exposure related to these commitments at September 30, 2010 was $829,000 which was secured by real estate, cash, and marketable securities.

(5) Segment Information

The Company has no reportable segments. All of the Bank’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Bank supports the others. For example, lending is dependent upon the ability of the Bank to fund itself with deposits and other borrowings and manage interest rate and credit risk.

(6) Dividend Restriction

The Holding Company held 3,973,750 shares, or 59.5%, of the Company’s issued and outstanding common stock, and the minority public shareholders held 40.5% of outstanding stock at September 30, 2010. The Holding Company has filed a notice with the Office of Thrift Supervision (“OTS”) to waive its right to receive cash dividends during the 2010 calendar year. The Company paid cash dividends on February 19, 2010, May 28, 2010, and August 20, 2010 to all public shareholders.

The Holding Company has waived receipt of past dividends paid by the Company. The dividends waived are considered as a restriction on the retained earnings of the Company. As of September 30, 2010 and December 31, 2009, the aggregate retained earnings restricted for cash dividends waived were $2,543,200 and $2,185,563, respectively.

(7) Earnings Per Share

There are no convertible securities which would affect the net income (numerator) in calculating earnings per share.  Basic earnings per share data are based on the weighted-average number of shares outstanding during each period.  The Company’s capital structure has no potential dilutive securities.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic earnings per share computation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Net Income	$209,000	$459,000	$474,000	$1,084,000

Weighted average shares outstanding	6,687,128	6,834,719	6,701,679	6,883,588
Average unearned ESOP shares	(55,593)	(64,541)	(57,445)	(67,419)
Weighted average shares outstanding — basic	6,631,535	6,770,178	6,644,234	6,816,169

Basic earnings per share	$0.03	$0.07	$0.07	$0.16

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

The compensation expense for the three and nine months ended September 30, 2010 was $19,000 and $56,000, respectively.  The compensation expense for the three and nine months ended September 30, 2009 was $27,000 and $78,000, respectively.  For the three months ended September 30, 2010 shares released for allocation, unreleased shares, and total ESOP shares were 1,852, 54,667, and 90,333, respectively.  For the nine months ended September 30, 2010 shares released for allocation, unreleased shares, and total ESOP shares were 5,556, 54,667, and 90,333, respectively.  For the three months ended September 30, 2009 shares released for allocation, unreleased shares, and total ESOP shares were 2,879, 63,102, and 90,333, respectively.  For the nine months ended September 30, 2009 shares released for allocation, unreleased shares, and total ESOP shares were 8,635, 63,102, and 90,333, respectively.

(9) Retirement Plans

The Bank has a defined benefit pension plan which covers all full-time employees meeting certain eligibility requirements.  As required under FASB ASC Topic 715, Compensation — Retirement Benefits, the net pension costs included the following components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Net Periodic Benefit Cost
Service Cost	$73,587	$73,969	$220,761	$221,907
Interest Cost	66,854	61,440	200,562	184,320
Expected Return on Plan Assets	(91,717)	(57,073)	(246,984)	(171,219)
Amortization of Prior Service Cost	3,171	3,171	9,513	9,513
Amortization of Loss	9,937	26,493	29,811	79,479
Net Periodic Benefit Cost	$61,832	$108,000	$213,663	$324,000

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Net Periodic Benefit Cost
Service Cost	$9,865	$8,779	$29,595	$26,337
Interest Cost	59,123	55,294	177,369	165,882
Amortization of Loss	6,012	7,927	18,036	23,781
Net Periodic Benefit Cost	$75,000	$72,000	$225,000	$216,000

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

Investment and Mortgage-Backed Securities. The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) would be used to support fair values of certain Level 3 investments.  The Company had no Level 1 or Level 3 securities at September 30, 2010 or December 31, 2009.

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

Impaired Loans (Generally Carried at Fair Value). Impaired loans are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances, net of any valuation allowance.  At September 30, 2010 and December 31, 2009, the fair value consists of loan balances of $8.6 million and $4.3 million, respectively, net of valuation allowances of $1.5 million and $108 thousand, respectively.

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

The following table summarizes assets measured at fair value on a recurring basis as of September 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Obligations of FHLB	$5,087	$—	$5,087	$—
Obligations of Freddie Mac	9,043		9,043
Obligations of Fannie Mae	11,053		11,053
Mortgage-backed securities available for sale	17,804	—	17,804	—
Total	$42,987	$—	$42,987	$—

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$8,579	$—	$—	$8,579
Other real estate	3,122	—	—	3,122
Total	$11,701	$—	$—	$11,701

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 are as follows:

Description	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Impaired loans	$4,327	$—	$—	$4,327
Other real estate	2,968	—	—	2,968
Total	$7,295	$—	$—	$7,295

The carrying amounts and estimated fair values of the Company’s assets and liabilities are as follows:

	At September 30, 2010		At December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Assets:
Cash and due from banks	$4,502	$4,502	$5,710	$5,710
Interest bearing deposits at banks	51,186	51,186	69,226	69,226
Investment securities	47,713	48,627	52,336	52,687
Mortgage-backed securities	17,804	17,804	23,355	23,355
Loans receivable	285,322	284,985	285,008	285,105
FHLB stock	2,439	2,439	2,439	2,439
Accrued interest receivable	1,862	1,862	2,045	2,045

Liabilities:
NOW and MMDA deposits (1)	$80,603	$80,603	$82,779	$80,779
Other savings deposits	42,607	42,607	40,892	40,892
Certificate accounts	250,639	252,576	251,583	253,534
FHLB advances & other borrowings	7,938	7,938	35,090	32,960
Accrued interest payable	20	20	192	192
Off balance sheet instruments	—	—	—	—

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

	At September 30, 2010
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale
U.S. Government obligations	$999	$1	$—	$—	$999	$1
Mortgage-backed securities	—	—	163	9	163	9
Total securities available for sale	$999	$1	$163	$9	$1,162	$10

Securities Held to Maturity
Municipal obligations	$999	$15	$426	$2	$1,425	$17

	At December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in Thousands)
Securities Available for Sale
U.S. Government obligations	$19,784	$214	$—	$—	$19,784	$214
Mortgage-backed securities	—	—	669	15	699	15
Total securities available for sale	$19,784	$214	$669	$15	$20,483	$229

Securities Held to Maturity
Municipal obligations	$2,060	$20	$3,904	$141	$5,964	$161

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

As of September 30, 2010, management believes that the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with the issuers of these securities.

Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature due to interest rates. As of September 30, 2010, there were 2 U.S. government obligations in unrealized loss positions for less than twelve months and none in a unrealized loss position greater than twelve months, no mortgage backed securities in a unrealized loss position for less than twelve months and 3 in a unrealized loss position greater than twelve months, and 1 municipal obligation in an unrealized loss position for less than twelve months and 1 in a unrealized loss position greater than twelve months.  The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery. Management does not believe any individual unrealized loss as of September 30, 2010 represents an other-than-temporary impairment.

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

	At September 30, 2010
	Amortized	Gross Unrealized		Fair
Dollars in Thousands	Cost	Gains	Losses	Value
Available for Sale:

Obligations of the Federal Home Loan Bank:
Due after 1 year or less	$1,000	—	—	$1,000
Due after 1 year through 5 years	2,000	$5	$(1)	2,004
Due after 5 years through 10 years	1,996	87	—	2,083

Total	$4,996	$92	$(1)	$5,087

	At September 30, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Freddie Mac:
Due after 1 year through 5 years	$2,000	$7	$—	$2,007
Due after 5 years through 10 years	6,994	42	—	7,036

Total	$8,994	$49	$—	$9,043

	At September 30, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 1 year through 5 years	$4,000	$10	$—	$4,010
Due after 5 years through 10 years	5,000	37	—	5,037
Due after 10 years	2,000	6	—	2,006

Total	$11,000	$53	$—	$11,053

	At September 30, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held to Maturity

Municipal Obligations:
Due after 5 years through 10 years	$3,757	$172	$—	$3,929
Due after 10 years	18,773	759	(17)	19,515

Total	$22,530	$931	$(17)	$23,444

	At December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Available for Sale:

Obligations of the Federal Home Loan Bank:
Due 1 year or less	$1,000	$5	—	$1,005
Due after 5 years through 10 years	4,996	100	(17)	5,079

Total	$5,996	$105	$(17)	$6,084

	At December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Freddie Mac:
Due after 1 year through 5 years	$1,000	$—	(15)	$985
Due after 10 years	1,000	—	(5)	995

Total	$2,000	$—	$(20)	$1,980

	At December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Obligations of Fannie Mae:
Due after 5 years through 10 years	$6,000	$2	$(41)	$5,961
Due after 10 years	14,999	2	(136)	14,865

Total	$20,999	$4	$(177)	$20,826

	At December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Held to Maturity

Municipal Obligations:
Due after 5 years through 10 years	$4,316	$170	—	$4,486
Due after 10 years	19,130	342	$(161)	19,311

Total	$23,446	$512	$(161)	$23,797

Included in obligations of U.S. Government agencies at September 30, 2010 and December 31, 2009, were $23.1 million and $19.8 million, respectively, of structured notes.   These structured notes were comprised of step-up bonds that provide the U.S. Government agency with the right, but not the obligation, to call the bonds on certain dates. Investment securities with an aggregate carrying value of $3.0 million and $12.0 million were pledged as collateral for certain deposits at September 30, 2010 and December 31, 2009, respectively.  There were no sales of investment securities in 2010 or 2009.

Mortgage-Backed Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and the fair values of mortgage-backed securities available for sale are as follows:

	At September 30, 2010
	Amortized	Gross Unrealized		Fair
Dollars in Thousands	Cost	Gains	Losses	Value
GNMA pass-through certificates	$1,836	$90	$—	$1,926
FHLMC pass-through certificates	6,099	377	—	6,476
FNMA pass-through certificates	8,998	413	(9)	9,402

Total	$16,933	$880	$(9)	$17,804

	At December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$2,141	$80	$—	$2,221
FHLMC pass-through certificates	8,379	419	—	8,798
FNMA pass-through certificates	11,943	408	(15)	12,336

Total	$22,463	$907	$(15)	$23,355

At September 30, 2010 and December 31, 2009, the Bank had $5.7 million and $3.1 million, respectively, in mortgage-backed securities pledged as collateral for the treasury, tax and loan account and certain deposits.  At September 30, 2010, the Bank had $2.8 million in mortgage-backed securities pledged as collateral against our FHLB open credit line.  There were no sales of mortgage-backed securities in 2010 or 2009.

(12) Loans Receivable - Net

Loans receivable consist of the following:

	At September 30,	At December 31,
Dollars in Thousands	2010	2009
Real estate loans:
Single-family	$112,208	$114,953
Multi-family	1,197	1,231
Commercial	135,739	131,874
Land and construction	26,604	24,581
Commercial business	7,439	8,458
Consumer and other loans	7,313	7,614
Total loans receivable	290,500	288,711
Less:
Deferred fees	(303)	(165)
Allowance for loan losses	(4,875)	(3,538)
Loans receivable - net	$285,322	$285,008

The Bank originates loans to customers located primarily in Southeastern Pennsylvania. This geographic concentration of credit exposes the Bank to a higher degree of risk associated with this economic region.

Following is a summary of changes in the allowance for loan losses for the three and nine months ended September 30, 2010 and the year ended December 31, 2009:

Dollars in Thousands	For the three months ended September 30, 2010	For the nine months ended September 30, 2010	For the twelve months ended, December 31, 2009

Balance, beginning of period	$4,185	$3,538	$3,169
Provision charged to operations	750	1,920	528
Charge-offs	(60)	(583)	(160)
Recoveries	—	—	1
Balance, end of period	$4,875	$4,875	$3,538

At September 30, 2010 and December 31, 2009, 100% of impaired loan balances were measured for impairment based on the fair value of the loans’ collateral.

	At September 30,	At December 31,
Dollars in Thousands	2010	2009

Impaired loans without a valuation allowance	$1,492	$1,543

Impaired loans with a valuation allowance	10,079	4,435

Total impaired loans	$11,571	$5,978

Valuation allowance related to impaired loans	$1,500	$108

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

The components of other comprehensive income (loss), net of taxes, were as follows for the following fiscal periods:

		Tax
	Before	Benefit	Net of
(Dollars in Thousands)	Tax	(Expense)	Tax
For the three month period ended September 30, 2010:
Unrealized losses on available for sale securities
Unrealized holding losses arising during period	$(120)	$41	$(79)
Change in unrealized loss on available for sale securities	(120)	41	(79)
Change in liability in retirement plans	—	—	—
Other comprehensive loss	$(120)	$41	$(79)

For the three month period ended September 30, 2009:
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$177	$(60)	$117
Change in unrealized gain on available for sale securities	177	(60)	117
Change in liability in retirement plans	—	—	—
Other comprehensive income	$177	$(60)	$117

		Tax
	Before	Benefit	Net of
(Dollars in Thousands)	Tax	(Expense)	Tax
For the nine month period ended September 30, 2010:
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$277	$(94)	$183
Change in unrealized gain on available for sale securities	277	(94)	183
Change in liability in retirement plans	—	—	—
Other comprehensive income	$277	$(94)	$183

For the nine month period ended September 30, 2009:
Unrealized gains on available for sale securities
Unrealized holding gains arising during period	$183	$(62)	$121
Change in unrealized gain on available for sale securities	183	(62)	121
Change in liability in retirement plans	—	—	—
Other comprehensive income	$183	$(62)	$121

The components of accumulated other comprehensive loss, net of income taxes, are as follows:

(Dollars in Thousands)	September 30, 2010	December 31, 2009

Net unrealized gain on securities	$702	$519
Net unrealized loss on retirement plans	(1,102)	(1,102)
Total accumulated other comprehensive loss	$(400)	$(583)

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

Income Taxes. Management makes estimates and judgments to calculate various tax liabilities and determine the recoverability of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses.  As of September 30, 2010, the Company carried $645,000 in deferred tax assets from the loss on the sale and impairment charges taken on certain mutual funds.  The Company must generate capital gains within a certain time period to realize the tax benefit from these capital losses.  We also estimate a deferred tax asset valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.  These estimates and judgments are inherently subjective.  Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision to our initial estimates.

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

Other than Temporary Impairment of Investment Securities and Mortgage Backed Securities.  The Company is required to perform periodic reviews of individual securities in its investment portfolio to determine whether a decline in the fair value of a security below its amortized cost is other than temporary.  A review of other than temporary impairment requires management to make certain judgments regarding the nature of the decline, its effect on the consolidated financial statements and the probability, extent and timing of a valuation recovery.  Management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether or not we intend to sell or expect that it is more than likely than not that we will be required to sell the security prior to an anticipated recovery of fair value.  Management evaluates securities for other than temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluations.  The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Total assets decreased $28.4 million or 6.1% to $435.9 million at September 30, 2010 compared to $464.2 million at December 31, 2009.  This decrease was primarily due to a $19.3 million or 25.7% decrease in total cash and cash equivalents, a $5.6 million or 23.8% decrease in mortgage backed securities available for sale, a $3.7 million or 12.8% decrease in investment securities available for sale, and a $916,000 or 3.9% decrease in investment securities held to maturity.

Total liabilities decreased $28.4 million or 6.8% to $387.4 million at September 30, 2010 compared to $415.8 million at December 31, 2009.  This decrease was due to a $32.0 million or 100.0% decrease in FHLB advances and a $1.4 million or 0.4% decrease in total deposits, partially offset by a $4.8 million or 156.9% increase in other borrowed money.

Stockholders’ equity increased $29,000 to $48.5 million as of September 30, 2010 compared to $48.4 million at December 31, 2009. The increase was primarily due to a $183,000 decrease in accumulated other comprehensive loss and a $227,000 increase in retained earnings.  The increase was partially offset by a $437,000 increase in treasury stock.  Beginning in January of 2009, the Company commenced a 292,612 share repurchase program and has repurchased 281,200 shares at an average price of $8.35 per share through September 30, 2010.

Nonperforming assets, which consist of nonaccruing loans, accruing loans 90 days or more delinquent and other real estate owned (OREO) (which includes real estate acquired through, or in lieu of, foreclosure) increased $5.8 million to $16.6 million or 3.81% of total assets at September 30, 2010 from $10.8  million or 2.33% of total assets at December 31, 2009.  This increase was primarily due to the placement of a $6.1 million land and development loan for a mixed use commercial real estate project located in Bradenton, Florida, as nonaccruing at March 31, 2010.  This resulted from a lack of sales activity combined with a decline in the liquidity of the borrowers and their inability to access additional funds.  The borrowers have not made payment as required by an extension and forbearance agreement entered into in June 2010.  Given the borrower’s failure to make the scheduled payment in the quarter ended September 30, 2010, as required by the extension and forbearance agreement, and the inability of the borrower to enter into agreements with potential buyers of any of the collateral parcels securing the loan, the Company’s considering all of its options with respect to this loan, including the possibility of foreclosure.  At September 30, 2010, the $16.6 million of nonperforming assets consisted of $1.8 million of accruing loans 90 days or more delinquent, $11.6 million of nonaccrual loans, and $3.1 million in OREO.  At September 30, 2010, the $11.6 million of nonaccrual loans consisted of one single family real estate loan in the amount of $75,000, ten commercial real estate loans totaling $1.6 million, two real estate construction loans totaling $9.9 million, and one commercial business loan in the amount of $74,000.  The amount of specific reserves related to nonaccrual loans was $1.5 million as of September 30, 2010.  Management continues to aggressively pursue the collection and resolution of all delinquent loans.

At September 30, 2010 and December 31, 2009, the allowance for loan losses amounted to $4.9 million and $3.5 million, respectively.  At September 30, 2010, the allowance for loan losses amounted to 36.2% of nonperforming loans and 1.68% of total loans receivable, as compared to 45.1% and 1.23%, respectively, at December 31, 2009.  The decrease in the allowance for loan losses to total nonperforming loans was primarily due to our analysis of the underlying real estate collateral securing these loans.

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

Comparison of Results of Operations for the Three and Nine Months ended September 30, 2010 and September 30, 2009

General.  Net income decreased $250,000 or 54.4% to $209,000 or $0.03 per share for the three months ended September 30, 2010 as compared to $459,000 or $0.07 per share for the same period in 2009.  The decrease in net income was primarily due to a $675,000 or 900.0% increase in provision for loan losses for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  The increase in the provision for loan losses was primarily due to the need for additional specific allowances that resulted from our quarterly valuation analysis for problem loans and charge-offs of $60,000.

Net income decreased $610,000 or 56.3% to $474,000 or $0.07 per share for the nine months ended September 30, 2010 as compared to $1.1 million or $0.16 per share for the same period in 2009.  The decrease in net income was primarily due to a $1.7 million or 753.3% increase in provision for loan losses for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  Also contributing to the decrease in net income was the $135,000 provision for loss on OREO.  The increase in the provision for loan losses was primarily due to the need for additional reserves that resulted from our quarterly valuation analysis for problem loans and, charge-offs of $582,000.  The provision for loss on OREO was primarily due to the need for additional write-downs that resulted from our quarterly valuation analysis of our OREO.

Net Interest Income.  Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income increased $573,000 or 19.3% during the three months ended September 30, 2010 as compared to the same period in 2009.  The increase in net interest income was due to a $921,000 or 40.2% decrease on interest expense in interest bearing liabilities, primarily the result of a $453,000 or 25.9% decrease in interest expense on interest bearing deposits as well as a $468,000 or 86.2% decrease on interest expense on FHLB advances and other borrowed money.  The reduction in interest expense in the three months ended September 30, 2010, was due primarily to lower average costs on interest bearing liabilities, primarily as a result of the continuing low interest rate environment.  The decrease in interest expense more than offset a $348,000 or 6.6% decrease in interest income for the three month period ended September 30, 2010 compared to the same period in 2009.

Net interest income increased $1.3 million or 15.1% during the nine months ended September 30, 2010 as compared to the same period in 2009.  The improvement in net interest income during the nine months ended September 30, 2010 was again due primarily to the effects of the current low market rates of interest, which has reduced our cost of funds.  The increase in net interest income was due to a $2.1 million or 29.1% decrease in interest expense on interest bearing liabilities, primarily the result of a $1.3 million or 22.6% decrease in the interest expense on interest bearing deposits as well as an $866,000 or 50.1% decrease on interest expense on FHLB advances and other borrowed money.  This decrease more than offset an $819,000 or 5.2% decrease in interest income during the nine months ended September 30, 2010 compared to the same period in 2009.  Based on the current economic environment and market competition, management anticipates continued pressure on the interest rate spread for 2010 which may negatively impact net interest income.

Interest Income.  Interest income decreased $348,000 or 6.6% to $4.9 million for the three months ended September 30, 2010, compared to the same period in 2009.  The decrease was due to a $246,000 or 36.9% decrease in interest income on investment securities,  a $95,000 or 32.8% decrease in interest income on mortgage backed securities, and a $16,000 or 28.6% decrease in interest earned on balances due from depository institutions.  These decreases were partially offset by a $9,000 increase on interest income earned on loans.  The decrease in interest income on investment securities was due to a $9.7 million or 16.3% decrease in the average balance of investment securities and a 109 basis point or 24.5% decrease in the average yield earned.  The decrease in interest income on mortgage backed securities was due to an $7.8 million or 29.2% decrease in the average balance of mortgage backed securities and a 22 basis point or 5.1% decrease in the average yield earned.  The decrease in interest income on balances due from depository institutions was due to a 20 basis point or 42.0% decrease in the average yield earned, partially offset by $10.7 million or 22.9% increase in the average balance of balances due from depository institutions.  The increase in interest income on loans was due to a $3.2 million or 1.1% increase in the average balance of loans outstanding, partially offset by a 5 basis point or 0.9% decrease in the average yield earned.

Interest income decreased $819,000 or 5.2% to $15.1 million for the nine months ended September 30, 2010, compared to the same period in 2009.  The decrease was due to a $520,000 or 26.0% decrease in interest income on investment securities, a $319,000 or 33.1% decrease in interest income on mortgage backed securities, and a $46,000 or 0.4% decrease in interest income on loans.  These decreases were partially offset by a $66,000 or 53.2% increase in interest income earned on balances due from depository institutions.  The decrease in interest income on investment securities was due to a $5.6 million or 9.7% decrease in the average balance of investment securities and an 84 basis point or 18.2% decrease in the average yield earned.  The decrease in interest income on mortgage backed securities was due to an $8.1 million or 28.1% decrease in the average balance of mortgage backed securities and a 31 basis point or 7.0% decrease in the average yield earned.  The decrease in interest income on loans was due to a 12 basis point or 2.0% decrease in the average yield earned on loans, partially offset by a $4.9 million or 1.7% increase in the average balance of loans.  The increase in interest income on balances due from depository institutions was due to a $31.8 million or 85.3%

increase in the average balance of balances due from depository institutions, partially offset by a 7 basis point or 15.9% decrease in the average yield earned.

Interest Expense.  Interest expense decreased $921,000 or 40.2% to $1.4 million for the three months ended September 30, 2010, compared to the same period in 2009.  This decrease in interest expense was primarily the result of a $453,000 or 25.9% decrease in the interest expense on interest bearing deposits as well as a $468,000 or 86.2% decrease on interest expense on FHLB advances and other borrowings.  The decrease in interest expense on interest bearing deposits was the result of a 64 basis point or 31.1% decrease on rates paid on interest bearing deposits which was partially offset by a $24.8 million or 7.3% increase in the average balance of interest bearing deposits.  The decrease in interest expense on FHLB advances and other borrowings was the result of a $23.8 million or 65.5% decrease in the average balance of advances and other borrowings and a 359 basis point or 59.9% decrease in the cost of funds on FHLB advances and other borrowings.

Interest expense decreased $2.1 million or 29.1% to $5.2 million for the nine months ended September 30, 2010, compared to the same period in 2009.  This decrease in interest expense was primarily the result of a $1.3 million or 22.6% decrease in interest expense on interest bearing deposits and an $866,000 or 50.1% decrease on interest expense on FHLB advances and other borrowings.  The decrease in interest expense on interest bearing deposits was the result of a 72 basis point or 31.7% decrease on rates paid on interest bearing deposits, which was partially offset by a $43.2 million or 13.3% increase in the average balance of interest bearing deposits.  The decrease in interest expense on FHLB advances and other borrowed money was the result of a $17.8 million or 45.9% decrease in the average balance of FHLB advances and other borrowings and a 46 basis point or 7.8% decrease in the cost of fundson FHLB advances and other borrowings.

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

Average Balance Sheet

Three Months Ended September 30,

	2010			2009
	Average			Average
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans receivable (1) (2) (3)	$288,609	$4,261	5.91%	$285,373	$4,252	5.96%
Mortgage-backed securities (2) (3)	18,838	195	4.14	26,597	290	4.36
Investment securities (3)	50,168	421	3.36	59,910	667	4.45
Other interest-earning assets	57,342	40	0.28	46,675	56	0.48
Total interest-earning assets	414,957	4,917	4.74	418,555	5,265	5.03
Noninterest-earning assets	27,624			27,534
Total assets	$442,581			$446,089

Interest-bearing liabilities:
Deposits	$363,679	1,294	1.42	$338,899	1,747	2.06
FHLB advances and other borrowings	12,500	75	2.40	36,274	543	5.99
Total interest-bearing liabilities	376,179	1,369	1.46	375,173	2,290	2.44
Noninterest-bearing Liabilities	17,560			22,212
Total liabilities	393,739			397,385
Stockholders’ equity	48,842			48,704
Total liabilities and stockholders’ equity	$442,581			$446,089

Net interest-earning assets	$38,778			$43,382
Net interest income/interest rate spread		$3,548	3.28%		$2,975	2.59%
Net yield on interest- earning assets (3)			3.42%			2.84%

(1)                    Nonaccrual loans and loan fees have been included.

(2)                    Net interest income divided by interest-earning assets.

(3)                    The indicated yields are not reflected on a tax equivalent basis.

Average Balance Sheet

Nine Months Ended September 30,

	2010			2009
	Average			Average
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Loans receivable (1) (2) (3)	$288,538	$12,736	5.89%	$283,685	$12,782	6.01%
Mortgage-backed securities (2)	20,785	645	4.14	28,899	964	4.45
Investment securities (3)	52,253	1,479	3.77	57,843	1,999	4.61
Other interest-earning assets	69,074	190	0.37	37,279	124	0.44
Total interest-earning assets	430,650	15,050	4.66	407,706	15,869	5.19
Noninterest-earning assets	28,214			26,570
Total assets	$458,864			$434,276

Interest-bearing liabilities:
Deposits	$368,334	4,294	1.55	$325,177	5,545	2.27
FHLB advances and other borrowings	21,028	862	5.47	38,843	1,728	5.93
Total interest-bearing liabilities	389,362	5,156	1.77	364,020	7,273	2.66
Noninterest-bearing Liabilities	20,653			21,374
Total liabilities	410,015			385,394
Stockholders’ equity	48,849			48,882
Total liabilities and stockholders’ equity	$458,864			$434,276

Net interest-earning assets	$41,288			$43,686
Net interest income/interest rate spread		$9,894	2.89%		$8,596	2.53%
Net yield on interest- earning assets (3)			3.06%			2.81%

(1)                    Nonaccrual loans and loan fees have been included.

(2)                    Net interest income divided by interest-earning assets.

(3)                    The indicated yields are not reflected on a tax equivalent basis.

Provision for Loan Losses. The provision for loan losses amounted to $750,000 and $75,000 for the three months ended September 30, 2010 and 2009, respectively.  The provision for loan losses amounted to $1.9 million and $225,000 for the nine months ended September 30, 2010 and 2009, respectively.

The $675,000 and $1.7 million increase in the provision for loan losses in the three and nine months ended September 30, 2010, respectively,  compared to the same periods in 2009 reflects, among other factors, the $350,000 increase in non-performing loans in the third quarter of 2010 and $60,000 in charge-offs to the allowance for loan losses during the quarter in addition to a provision covering a modest increase in the amount of our outstanding commercial real estate loans and construction loans.  Also in the quarter ended September 30, 2010, we increased our provision for losses for amounts allocated to our $6.1 million participation interest in an acquisition and development loan located in Bradenton, Florida by $300,000 primarily as a result of the borrowers’ failure to make a scheduled payment to cover future interest and real estate taxes, as required by an extension and forbearance agreement entered into in June 2010.  In addition, real estate sales activity in the Florida market area in which this property is located continues to be slow.  This loan was placed on non-accrual status in March 2010. Given the borrower’s failure to make the scheduled payment in the quarter ended September 30, 2010, as required by the extension and forbearance agreement, and the inability of the borrower to enter into agreements with potential buyers of any of the collateral parcels securing the loan, the Company’s considering all of its options with respect to this loan, including the possibility of foreclosure.  No assurance can be given that the Company may not be required to recognize additional provisions for loan losses and/or charge-offs with respect to this loan.  Our provision for loan losses for the quarter ended September 30, 2010 also includes $276,000 allocated to our participation interests, which had an aggregate outstanding balance of $2.9 million at September 30, 2010, in two loans for the renovation and conversion of an eight-story condominium building with 132 residential units and one commercial unit located in Center City, Philadelphia.  While these loans are performing and the borrower has continued to make all scheduled payments, current cash flow from the project does not cover the loan payments and sales activity has not met projections.  The cash shortfall is being supplemented by a cash collateral account held by the lead lender and other cash from the borrowers.  In addition, the lead lender recently obtained an updated appraisal which reflected a reduction in the appraised value of the condominium project and the other collateral securing these loans.

Although management uses the best information available to make determinations with respect to the provisions for loan losses, additional provisions for loan losses may be required to be established in the future should economic or other conditions change substantially. In addition, the Pennsylvania Department of Banking and the FDIC, as an integral part of their examination process, periodically review our allowance for 36 loan losses. Such agencies may require us to recognize additions to such allowance based on their judgments about information available to them at the time of their examination.

Other Income. Other income was $282,000 for the three months ended September 30, 2010 compared to $309,000 for the same period in 2009. The $27,000 or 8.7% decrease in other income included a $6,000 or 6.7% decrease in management fees, a $4,000 or 4.7% decrease in the cash surrender value of bank owned life insurance, and a $21,000 prior period gain on the sale of OREO.  Other income was $840,000 for the nine months ended September 30, 2010 compared to $899,000 for the same period in 2009. The $59,000 or 6.6% decrease was primarily the result of a $21,000 loss on the sale of OREO which was recorded as a reduction of other income in the first quarter of 2010 compared to a $21,000 gain in the nine months ended September 30, 2009. The decrease in other income also included an $18,000 or 6.7% decrease in management fees, and a $12,000 or 4.5% decrease in the cash surrender value of bank owned life insurance, partially offset by a $12,000 or 9.8% increase in other fee income.

Other Expenses. Other expenses increased $230,000 or 8.5% to $2.9 million for the three months ended September 30, 2010 compared to the same period in 2009. The increase was primarily due to a $213,000 or 174.4% increase in professional fees that resulted from litigation expense related to the protection of the Company’s Customer First trademark.  In addition, other expenses increased in the third quarter of 2010 due to a $51,000 or 11.9% increase in expenses related to occupancy and equipment, a $13,000 or 43.3% increase in loan and OREO expense, and a $27,000 or 37.5% increase in advertising and marketing expense. Salaries and employee benefits expense were reduced by $87,000 or 5.6% in the three months ended September 30, 2010 compared to the same period in 2009.  Other expenses increased $409,000 or 5.0% to $8.6 million for the nine months ended September 30, 2010 compared to the same period in 2009. The increase was primarily due to a $135,000 provision for loss on OREO, a $36,000 or 0.8% increase in salaries and employee benefits, a $223,000 or 55.9% increase in professional fees, primarily as a result of the Company’s trademark litigation expense, and a $20,000 or 10.4% increase in directors’ fees. Such increases were partially offset by an $118,000 or 19.5% decrease in FDIC insurance premiums that primarily resulted from the prior period special assessment.

Income Tax Expense (Benefit). Income tax (benefit) expense amounted to $(54,000) and $55,000 for the three months ended September 30, 2010 and 2009, respectively, resulting in effective tax rates of (34.8)% and 10.7%, respectively. The increase in income tax benefit was primarily due to a lower income before income tax benefit for the three months ended September 30, 2010 compared to income before income tax expense for the three months ended September 30, 2009.  Income tax benefit amounted to $(259,000) and $(4,000) for the nine months ended September 30, 2010 and 2009, respectively, resulting in effective tax rates of (120.5)% and (0.37)%, respectively. The increase in income tax benefit was primarily due to a lower amount of income before income tax benefit for the nine months ended September 30, 2010 compared to income before income tax benefit for the nine months ended September 30, 2009.

Liquidity and Capital Resources

Liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of loans, maturities and calls of investment securities and other short-term investments and income from operations.  Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition.  Management attempts to balance supply and demand by managing the pricing of its loan and deposit products while maintaining a level of growth consistent with the conservative operating philosophy of the management and board of directors.  Any excess funds are invested in overnight and other short-term interest-earning accounts.  Cash flows are generated through the retail deposit market, its traditional funding source, for use in investing activities.  In addition, the borrowings such as Federal Home Loan Bank advances may be utilized for liquidity or profit enhancement.  At September 30, 2010, the Company had $5.0 million of outstanding advances and approximately $135.3 million of additional borrowing capacity from the FHLB of Pittsburgh.  Further, the Company has access to the Federal Reserve Bank discount window.  At September 30, 2010, no such funds were outstanding.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing savings certificates and savings withdrawals and expenses related to general operations of the Company.  At September 30, 2010, the total approved loan commitments outstanding amounted to $10.9 million.  At the same date, commitments under unused lines of credit amounted to $27.2 million.  Certificates of deposit scheduled to mature in one year or less at September 30, 2010 totaled $191.1 million.  Management believes that a significant portion of maturing deposits will remain with the Company.  For the three and nine month periods ended September 30, 2010, there were no material changes in contractual obligations that were outside of the ordinary course of business.  Management anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

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

Part II - Other Information

Item 1.  Legal Proceedings

On May 14, 2010, Alliance Bank filed a complaint against New Century Bank in the United States District Court for the Eastern District of Pennsylvania claiming trademark infringement, false designation of origin and unfair competition due to New Century Bank’s unauthorized adoption and use of Alliance Bank’s registered trademark of “Customer First”® in connection with providing banking and financial services, including doing business under the name “Customer 1st Bank.” Alliance Bank sought to enjoin New Century Bank from the use of its trademark as well as unspecified monetary damages. In its answer to the complaint, New Century Bank filed a counterclaim against Alliance Bank alleging that the trademark is invalid.

On July 27, 2010, the District Court, following an evidentiary hearing and oral argument, found that Alliance Bank was likely to succeed on the merits of the trademark infringement case at trial and granted Alliance Bank’s motion for a preliminary injunction against New Century Bank prohibiting its use of the name Customer First or any similar name and requiring New Century Bank to immediately modify its signage and cease using the name Customer 1st Bank in its branches or otherwise using or disseminating marketing and promotional materials that uses or features the mark Customers 1st and/or Customers 1st Bank or any logo, trade name or trademark which incorporates such mark. Following entry of the preliminary injunction, the parties entered into a settlement agreement whereby New Century Bank agreed to permanently cease all use of the Customer First name or any similar name, withdraw its trademark applications for use of such names and transfer the registration of all related domain names to Alliance Bank, and Alliance Bank agreed to withdraw all other claims under the lawsuit.

Item 1A. Risk Factors

Not applicable because the Company is a “smaller reporting company.” However, see the section captioned “Risk Factors” in the Registration Statement on Form S-1 of the Alliance Bancorp, Inc. of Pennsylvania (File No. 333-169363) filed on September 14, 2010, as amended.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a) — (b)    Not Applicable

(c)                  The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

July 2010	—	$—	—	31,412
August 2010	—	—	—	31,412
September 2010	20,000	8.02	20,000	11,412

Totals	20,000	$8.02	20,000	11,412

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

ALLIANCE BANCORP, INC. OF PENNSYLVANIA

Date: November 12, 2010	By:	/s/ Dennis D. Cirucci
Dennis D. Cirucci, President and Chief Executive Officer

Date: November 12, 2010	By:	/s/ Peter J. Meier
Peter J. Meier, Executive Vice President and Chief Financial Officer